Form 10QSB
period 2001-09-30
MORTGAGE PROFESSIONALS LEAD SOURCE INC
filed 2001-11-06
CIK 1139820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to                  .


                        Commission File Number 333-60362

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (Exact name of registrant as specified in its charter)

                 Utah                              87-0670014
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)           Identification No.)

                               959 East Akers Way
                                   Sandy, Utah 84094
                    (Address of principal executive officers)
                                 (801) 898-0026
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports),    X Yes       No; and (2) has been subject to
such filing requirements for the past 90 days:   X Yes       No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  No    Not Applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 510,000 shares issued as of September 30, 2001, No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.

                                      INDEX

                    Mortgage Professionals Lead Source, Inc.
                      For Quarter Ending September 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets - September 30, 2001 (Unaudited).

               Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2001 and for the period from February 16, 2001 (Date of Inception) through September 30, 2001.

               Condensed Statements of Cash Flows (Unaudited) - For the period February 16, 2001 (Date of Inception) through September 30, 2001.

               Notes to Condensed Financial Statements (Unaudited) - September 30, 2001

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

     Item      1.   Legal Proceedings

     Item      2.   Changes in Securities and Use of Proceeds

     Item      4.   Submission of Matters to a Vote of Security Holders

     Item      5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

                         Part I - Financial Information

Item 1.  Financial Statements

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)


                          INDEX TO FINANCIAL STATEMENTS


                                                              Page

Financial Statements:

     Condensed Balance Sheet (Unaudited) -
     September 30, 2001                                         F-1

     Condensed Statements of Operations (Unaudited)
     for the Three Months Ended September 30, 2001 and
     for the Period from February 16, 2001
     (Date of Inception) through September 30, 2001             F-2

     Condensed Statement of Cash Flows (Unaudited)
     for the Period from February 16, 2001 (Date of
     Inception) through September 30, 2001                      F-3

Notes to Condensed Financial Statements (Unaudited)             F-4

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprises)
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS

Current Assets
  Cash                                                 $ 12,772
  Prepaid expenses                                        4,775
                                                       --------

     Total Current Assets                                17,547
                                                       --------

Deferred Offering Costs                                  27,708
                                                       --------

     Total Assets                                      $ 45,255
                                                       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                     $ 26,808
                                                       --------
     Total Current Liabilities                           26,808
                                                       --------
Stockholders' Equity
  Common stock - no par value; 50,000,000 shares
     authorized; 510,000 shares issued and outstanding   45,000
  Deficit accumulated during the development stage      (26,553)
                                                       ========
     Total Stockholders' Equity                          18,447
                                                       --------
Total Liabilities and Stockholders' Equity             $ 45,255
                                                       ========

See accompanying notes to unaudited condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             From
                                           For the    February 16, 2001
                                       Three Months   Date of Inception
                                            Ended          Through
                                        September 30,    September 30,
                                            2001             2001
                                       -------------- ----------------

Revenue                                $           -  $              -

General and administrative
  expenses                                    (1,130)          (26,553)
                                       -------------   ---------------

Net Loss                               $      (1,130)  $       (26,553)
                                       =============   ===============

Basic and Diluted Loss Per Share       $       (0.00)  $         (0.05)
                                       =============   ===============
Weighted Average Number of
  Shares Outstanding                         510,000           510,000
                                       =============   ===============

See accompanying notes to unaudited condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                        CONDENSED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                             From
                                                       February 16, 2001
                                                       (Date of Inception)
                                                           through
                                                       September 30, 2001
                                                       ------------------
Cash Flows from Operating Activities
 Net loss                                              $   (26,553)
 Stock issued for services                                  25,000
 Changes in current assets and liabilities
    Prepaid expenses                                        (4,775)
    Accounts payable                                           400
                                                       -----------

    Net Cash Used by Operating Activities                   (5,928)
                                                       -----------
    Net Cash From Investing Activities                           -
                                                       -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common stock                      5,000
 Cash received on receivable from shareholders              15,000
 Deferred offering costs                                    (1,300)
                                                       -----------
    Net Cash Provided by Financing Activities               18,700
                                                       -----------
Net Increase in Cash and Cash Equivalents                   12,772

Cash and Cash Equivalents at  Beginning of Period               -
                                                       -----------
 Cash and Cash Equivalents at End of Period            $    12,772
                                                       ===========
Non-Cash Financing and Investing Information
 Shareholder receivable                                $    15,000
 Accrual of deferred offering costs                         26,408

                          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                              (A Development Stage Enterprise)
                              NOTES TO FINANCIAL STATEMENTS
                                   September 30, 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form SB-1 dated July 20, 2001. The results of operations for the three month period ended September 30, 2001 and for the period from February 16, 2001 (date of inception) through September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from February 16, 2001 (date of inception) through September 30, 2001, the Company incurred a net loss of $26,553. As of September 30, 2001, the Company has had no revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has plans to complete its initial public offering by December 30, 2001 in which the Company is offering a minimum of 100,000 shares of common stock and a maximum of 200,000 shares of common stock at $1.00 per share. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

NOTE 2 -RELATED PARTY TRANSACTIONS

Two officers of the Company are presently principal officers in a related business entity known as Velocityloan.com, which is also engaged in the internet marketing of various mortgage loan opportunities and acting as an internet loan broker. The relationship of loan placements to Velocityloan.com could possibly subject the company to certain charges or claims of preferential dealing or treatment in the placement of any loans through Velocityloan.com.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In April, the Company entered into a lease agreement for use of office space with an individual. The lease began on May 1, 2001 and was terminated on August 31, 2001. The base monthly rent for the term of the lease was $100. For the period ended September 30, 2001, $400 in rent expense was accrued.

On January 30, 2001, the organizers entered into a development agreement with a founding shareholder who will provide financial and business consulting services to the Company specifically for the purpose of filing an SEC SB-1 Registration and the contemplated expenditure of proceeds. His services will not extend beyond 24 months but are expected to be completed during 2001. In consideration for his services, the Company issued 5,000 shares of stock to the individual. The individual will have pre-emptive rights to acquire any subsequently issued shares, debentures, or other securities or rights convertible into shares or other equities, as necessary to maintain his existing 30% shareholder ownership percentage interest upon terms equivalent to the most favorable price at which subsequent securities or option rights are sold or placed, or options exercised in the sale or placement of shares.

                          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                              (A Development Stage Enterprise)
                              NOTES TO FINANCIAL STATEMENTS
                                   September 30, 2001


The Company filed an SB-1 Registration Statement which became effective with the Securities and Exchange Commission (SEC) on August 16, 2001. Under the terms of the SB-1 a minimum offering of $100,000 must be received prior to the outside offering date of December 30, 2001. The proceeds will be held in escrow until such time that the minimum offering has been received. In the event that the $100,000 is not collected prior to the offering termination date, then the proceeds will be returned to the subscribers in the full amount of their subscription and the escrow account will be closed. The Company has not recorded the escrow account and the related obligation to issue common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations

Mortgage Professional Lead Source, Inc. ("MPLS") was incorporated in Utah on February16, 2001 and has been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares. The offering became effective with the Securities and Exchange Commission (SEC) on August 16, 2001 and in the State of Utah on such date by coordination. The offering is still pending and may remain open through an outside date of December 30, 2001. The offering requires a minimum offering of $100,000 to close. Since this amount has not been sold to date, all proceeds are still escrowed. To date there have been approximately35,000 shares sold at $1.00 share raising gross proceeds of approximately $35,000.

The accumulated deficit for MPLS during the development stage resulting from general and administrative and expenses was $26,553 as of September 30, 2001.

MPLS has not commenced its initial intended marketing activities of advertising for potential mortgage refinance clients who would then be referred to select mortgage refinancing companies for a fee. These intended initial marketing programs are more fully described in the SB-1 Registration Statement of the company as currently filed with the SEC and is a public record. No proceeds for these intended activities will or can be employed unless the minimum offering is closed prior to the outside offering date of December 30, 2001.
MPLS can make no reasonable projection as to whether the offering will close or if the company will commence business operations or realize any revenues.


Liquidity and Sources of Capital

As noted above, MPLS has not engaged in business operations to date. It has raised in its escrow account approximately $35,000 of gross proceeds from its recently effective IPO. As to these prospective offering funds, the company has accrued obligations for offering related costs to the accountants, legal counsel as well as miscellaneous printing and filing costs of approximately $27,708.
Net proceeds, if any, cannot be determined without knowing if the company will complete its offering and at what level of gross proceeds. MPLS has an accrued accumulated deficit to date of $26,553 with stockholders equity of $18,447.

MPLS is fully dependent on implementing its original business plan of mass marketing its mortgage refinancing program from the anticipated limited net proceeds of its pending IPO. The company believes that it has the minimal capital to implement its operations and business plan as generally outlined in its IPO filing. However, no assurance or warranty that the company will be successful in its IPO; or, if closed, in its marketing efforts can be made or is implied. Further, if MPLS is not successful in reaching a state of profitability from the use of the intended net offering proceeds, there is no presently committed or determined alternative source or means of financing.

It is possible that MPLS could seek subsequent private placement financing funds, loans or other means to continue its business operations, though there can be no assurance or warranty that any such funds will be available or be sought. Further, MPLS may deem it is not feasible or appropriate to seek such alternative financing if the initial IPO is not closed or the proceeds are not sufficient to sustain continuing operations.

                           Part II - Other Information

Item 1.  Legal Proceedings

MPLS is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

Item 2.  Changes in Securities and Use of Proceeds

The company has not had any change in its securities since its last report filing on Form SB-1.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on April 30, 2001:

     1.  Gross proceeds sold - $35,000 - estimated

     2. Accrued offering related costs including printing, accounting, legal and related filing fees - $27,708.

     3.  Amount expended to September 1, 2001 on marketing and operations - $0

     4.  Net proceeds for future operations: Undetermined

Item 4.  Submission of Matters to a Vote of Security Holders
During the present quarter there has been no matter submitted to security holders for a vote. MPLS presently anticipates holding its first annual shareholders meeting at a date to be determined when or if the IPO is closed. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Matters

MPLS has not and will not apply for a NASDAQ listing of its common stock on the Electronic Bulletin Board until or unless its current IPO is timely closed. It is presently intended, if the offering closes, to seek a listing through a NASDAQ member on the NASD sponsored Electronic Bulletin Board. Even if the IPO closes and a listing is obtained, of which there is no assurance, MPLS cannot warrant any trading or the trading range if this registration is completed.

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               REGISTRANT:  MORTGAGE PROFESSIONAL LEAD SOURCE, INC.


Date: November 6, 2001       By:/s/ Mr. Gregory Willits
                             ---------------------------
                             Mr. Gregory Willits
                             President



Date: November 6, 2001       By:/s/ Mr. Michael J. Christensen
                             --------------------------------------
                             Mr. Michael J. Christensen
                             Chief Financial and Accounting Officer