Form 10KSB
period 2001-12-31
MORTGAGE PROFESSIONALS LEAD SOURCE INC
filed 2002-03-25
CIK 1139820

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


MARK ONE

    X     ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D)  OF  THE  SECURITIES
EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-60362

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                    ----------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              UTAH                                   87-0670014
              ----                                   ----------
          (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION
                                                       NUMBER)


     959 EAST AKERS WAY
     SANDY, UTAH                                 84094
     ------------------                          ------
     ADDRESS OF PRINCIPAL                       ZIP CODE
     EXECUTIVE OFFICES


Registrant's telephone number, including area code: (801) 898-0026


                                      Name of each exchange on
     Title of each class                  which registered
     -------------------             --------------------------
     Common - No Par Value                      None


Securities registered pursuant to Section 12(g) of the Act: None

Indicate  by  check  mark whether the Registration (1)  has  filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  YES        NO   (Initial filing)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year.   NONE

As of December 31, 2001, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the attached financials at approximately $0.12/share, would be approximately $76,806. The Company has no trading market.

As of March 1, 2002, the Registrant had outstanding 619,300 shares of common stock (no par value) of 50,000,000 shares authorized.

                         TABLE OF CONTENTS


                              PART I
                                                                 Page

ITEM 1    BUSINESS                                                3

ITEM 2    PROPERTIES                                              6

ITEM 3    LEGAL PROCEEDINGS                                       6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     6


                                     PART II


ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY                   6

ITEM 6    SELECTED FINANCIAL DATA                                 7

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                     8

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA             10

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES                10


                                    PART III


ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         10

ITEM 11   EXECUTIVE COMPENSATION                                 12

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                         13

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         14


                                     PART IV


ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                                    14

          SIGNATURES                                             15


                                     PART I


Item 1.  BUSINESS



FORWARD LOOKING INFORMATION DISCLAIMER

      Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, projections, intentions, anticipations and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements, while made in good faith, involve risks and uncertainties; including, without limitation to, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory (iii) other risks and uncertainties which may be indicated from time to time in the Company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.


GENERAL DESCRIPTION OF COMPANY AND BUSINESS

      Mortgage Professionals Lead Source, Inc. ("Mortgage") was incorporated in the State of Utah on February 16, 2001. Mortgage has one class of stock, which is common voting stock, no par. There are 50,000,000 shares authorized and 619,300 outstanding as of March 1, 2002. Mortgage has been involved exclusively to date in start-up operations. Its initial marketing plan, as more fully described below, of television marketing of mortgage financing and refinancing opportunities by referral to select mortgage refinancing companies has been initiated pursuant to the close of the company's initial public offering ("IPO").

     As previously described in the 8-K filed by the Company, effective December 6, 2001, Mr. D. Kearney Hoggan resigned from the Company as a director and the Vice President of Operations and Mr. Michael Blackham resigned as the Vice President of Marketing to pursue other business interests. The directorship was filled by the interim appointment of Dr. Sherman Tingey, As part of the resignation process, both Mr. Blackham and Mr. Hoggan returned their issued and outstanding shares in the combined amount of 10,000 shares which were subsequently reissued to Dr. Tingey as an incentive for becoming a member for the Board of Directors.


INITIAL PUBLIC OFFERING

      On December 5, 2001, Mortgage closed its Initial Public Offering in which it raised gross proceeds of $109,300 by selling 109,300 common shares at $1.00/share to 40 investors, most of whom resided in Utah.


     From these gross proceeds of $109,300, Mortgage paid accrued offering costs including printing, accounting, legal and related filing fees of approximately $27,708. Mortgage further expended approximately $10,584 on repaying initial marketing and operational costs, leaving net proceeds of $71,008 as of March 1, 2002 for its initial marketing efforts and other costs described below.


INITIAL PRODUCT DISTRIBUTION EFFORTS

      The Company has commenced implementation of its initial marketing plan to provide mortgage finance and refinance opportunities to homeowners through the use of television spots (infomercials). The Company's initial efforts have been to market in the greater Salt Lake City, Utah area employing television spots on locally owned stations. The current range of mortgage rates and other costs of refinancing and other basic details are presented to prospective homeowners that may wish to refinance their homes or other properties. Interested individuals would then call a provided local or toll-free number and speak to a representative of the Company who would take further information and then make referrals of interested parties to select mortgage brokers which Mortgage had selected earlier on the basis of believing they provide the best and most competitive rates and services for financing or mortgage refinancing purposes.

      Mortgage initiated these initial infomercials in December, 2001 and have aired approximately 20 television spots averaging approximately 15 minutes each through March 1, 2002 on late night local stations. From these efforts, the Company has processed approximately 8 applications for financing or refinancing of existing properties.

      To date, Mortgage has not realized any gross revenues from its initial marketing to March 1, 2002. It has expended approximately $10,584 from the net offering proceeds of $81,592 through this same date on these initial television spots and other marketing efforts. The Company does not believe that it has sufficiently implemented and funded its initial marketing plan to determine the success or viability of this concept, but will continue to use offering proceeds in this effort as previously outlined in the offering materials.

      Because the offering was closed as a minimum offering, it is not anticipated that the initial marketing efforts will be attempted beyond the Salt Lake City metropolitan area. As indicated in the initial offering materials, there remains the possibility that despite its best efforts the concept or implementation of this market plan may not prove successful and the proceeds of the Company may be used without any tangible earnings being generated.

      Most recently Mortgage has commenced a collateral marketing campaign that includes billboards and radio advertisements to supplement its core marketing activities. To date, the Company has expended for the production of this collateral campaign, including first month costs, the total amount of $4,078. If effective, the Company will continue this collateral advertising at an estimated cost of $2,766 per month.

      The Company would estimate that at its present operation level it is expending approximately $1,700 per month for general overhead expenses unrelated to the direct marketing activities and will expend approximately
$1,500 per month in direct marketing activities.   This estimate is based on


either continuing with T.V. spots or shifting to radio/billboard advertising. At this rate of expenditure Mortgage would estimate that it will exhaust its remaining net proceeds from the initial offering in approximately 22 months from March 1, 2002.


NUMBER OF PERSONS EMPLOYED AND COMPENSATION

      In accordance with the undertakings of Mortgage in its initial public offering, Mr. Gregory Willits continues to serve the Company part-time as its President, CEO and Chairman of the Board. Mr. Willits estimates that he is expending approximately 20 hours per week on Company business including its initial marketing activities. In accordance with the prior undertaking and informal agreement between this officer and the Company, he is not presently being paid any salary or other direct compensation, but has agreed to continue his services to the Company on a part-time basis through the utilization of the initial offering proceeds to determine the viability of the marketing plan on a deferred salary basis. The Board has agreed that should Mortgage reach a level of sustained cash flows where it can justify the payment of a salary that it will pay Mr. Willits a reasonable salary, at such time, and will pay a deferred salary for his part-time services during the start-up period either in the form of cash payments or stock options, or some combination of both, as the Board may subsequently determine.

      Mr. Michael Christensen continues to be associated with the Company as its Treasurer and CFO. He is also supplementing the executive services provided by Mr. Willits in agreeing to act in a Vice Presidential capacity as required. Like Mr. Willits, he is serving Mortgage on an uncompensated part-time basis during its start-up period. Mr. Christensen estimates that he is presently devoting approximately 5 hours per week to Company affairs and matters. In the same manner as Mr. Willits, Mr. Christensen will receive potential future compensation, including deferred compensation as described in the preceding paragraph. Mr. Christensen will likewise be compensated when and if revenues are realized to justify such compensation. Mr. Christensen will continue in a part-time capacity for the foreseeable future.

      Mr. Andrew Limpert, as a principal shareholder, continues to act as a business and financial consultant to the Company. Mortgage has agreed to pay Mr. Limpert in the event that it realizes revenues sufficient to pay a consulting fee to be determined by the Board of Directors and payable either in cash or stock options or some combination of both. Again, no specific terms or provisions of this compensation are presently extant and the terms will be as subsequently provided by the Board of Directors in the event of the Company realizing future revenues and cash flow from which it can pay for the consulting services. Mr. Limpert has agreed to continue to advise the Company through the start-up phase and at least through the completion of the expenditure of the initial proceeds of its offering.


COMPETITION

     At present, Mortgage has only limited local business competition and is not able to fully assess the impact of that competition. What is believed to be the predominate market factor dictating the potential success of the Company is the current level of interest rates which drives housing sales, resales, and refinancing. The Company believes such factors to be currently favorable, such that if the Company is to be successful this should be determinable in the present market.


ENVIRONMENTAL COMPLIANCE

      It is not anticipated that the general products or services to be supplied by Mortgage will have significant or particular environmental compliance requirements or regulations.


OTHER MARKET FACTORS

      Mortgage has only begun its marketing activities. As a result, Mortgage cannot presently supply a description of its relative marketing activities, marketing efforts by geographic sector, product, industry segments and major clients or other similar descriptions or comparisons.


                              Item 2.   PROPERTIES


      The Company presently utilizes office space at 959 East Akers Way, Sandy, Utah, which is in the residence of its President. The telephone number is (801) 942-6066. At this location, Mortgage has approximately 200 sq. ft. It is anticipated that this space will be sufficient for the initial intended business activities of the company through the start-up phase and the expenditure of proceeds from this offering. No rent has been or will be charged through the expenditure of offering proceeds.

      Total  estimated  monthly  costs  for this  office  suite,  including  all
anticipated  utilities  and services, are running at approximately  $50.00   per
month.


                           Item 3.  LEGAL PROCEEDINGS


      There are no legal actions or claims in which the Company is engaged or aware.


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Mortgage did not hold a shareholders meeting in 2001, thus there was no vote of securities holders in 2001. The Company anticipates holding its initial annual shareholder meeting in the late Summer or early Fall of 2002, unless matters requiring a shareholder meeting trigger an earlier meeting.


                                     PART II


                   Item 5.  MARKET FOR REGISTRANT'S COMMON AND
                           RELATED STOCKHOLDER MATTERS

      To date, Mortgage has not been successful in obtaining any market listing or symbol for its securities. Management is presently engaged in such activities principally through a local NASD member in Salt Lake City, Utah, but may consider attempting to obtain such listing with other broker/dealers should it not be successful in obtaining a market symbol and listing through its present efforts. The Company is not directly involved in the listing or symbol process and must defer such matters to its retained broker/dealer and market maker who makes such applications directly with the NASD. The Company is not presently advised of any significant problems in this regard and believes that it is presently engaged in the normal administrative process to obtain a listing and symbol. Any such subsequent listing and symbol will be made a matter of public notice through the filing of an 8-K filing when and if this event occurs. Until such time as a market listing on the Electronic Bulletin Board and symbol have been obtained, there is not any present market in which the Company's shares may be publically traded. It is possible that the Company could seek an informal listing on the inter-dealer quotations, sometimes known as "pink sheets", pending the completion of its application for Electronic Bulletin Board listing, but has not presently made a determination to seek such interim type of listing or trading and believes that trading may best by deferred until termination of whether the Company appears to be successful in its present operations can be determined.

      As  of  March   1,  2002 there were approximately 40  public  shareholders holding about 18% of the 619,300 issued shares.

      The Company has paid no dividends and will not pay any dividends for the foreseeable future.


                        Item 6.  SELECTED FINANCIAL DATA


     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by reference to the complete audited Financial Statements attached hereto and incorporated, including the notes thereto.

     Initial Fiscal Year from February 16, 2001 (Date of Inception) through December 31, 2001:


                                                     December 31, 2001
                                                     -----------------
       Revenues
          Marketing Activities                                   0
          Other Revenues                                         0
       Expenses
          Net Income <loss>                                (49,786)
          Per Common Share                                   (0.10)
       Balance Sheet
          Total Assets                                      99,910
          Liabilities                                       23,104
          Stockholders' Equity                              76,806
          Dividends Per Share                                 NONE


     Since the close of Morgage's initial IPO in December, 2001, the Company has approximately $76,806 in working capital reserves reflected in the foregoing summary as of December 31, 2001. The Company had an accumulated deficit of $49,786 as of December 31, 2001.


                      Item 7.  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION


      This Form 10-KSB includes "forward-looking" statements about expected future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-KSB in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.


RESULTS OF OPERATIONS

     The accumulated deficit for Mortgage during the development stage resulting from organizational, general, administrative and offering cost was approximately $49,786 as of December 31, 2001. Net losses from inception (February 16, 2001) to December 31, 2001 were $49,786.

      Mortgage  has commenced its initial marketing activities by the airing  of
television   advertising  spots  for  its  mortgage  financing  and  refinancing activities.

      As described under "business activities" it has aired approximately 20 infomercials to date at a cost of approximately $20,030 which have not generated any revenues to March 1, 2002.

      More recently, Mortgage has engaged in collateral marketing activities of radio advertisements and billboards. It cannot, at the present, determine if these collateral efforts will be successful or compare the results to the
television  infomercials.   This  collateral marketing  effort  has  caused  the
Company to expend $4,078 to date with anticipated expenditures of $1,500 per month, consisting either of limited T.V. spots, radio or billboard advertising, or some mix of the above.

      The remaining net proceeds of the offering as of March 1, 2002, are approximately $71,008. These funds are invested in short term instruments by the Company awaiting a determination of the most productive means of marketing the Company's services.

      While Mortgage has attempted to minimize overhead expenses during this transition period by not paying any salary or other compensation, Mortgage continues to incur minimal operating expenses for utilities, legal compliance, accounting and other costs of approximately $1,700 per month and projected marketing expenses of approximately $1,500 a month. At the present rate of overhead and marketing expenses, the Company will exhaust its remaining net proceeds from the Initial Public Offering by approximately January, 2004.

      Because of the Company's lack of profitable business activities at the present time and continuing overhead costs, the auditors have been required to express an opinion that the Company may not be considered "a Going Concern," see audit Note No. 1.


PLAN OF OPERATION


      As noted above, the Company has also commenced radio and billboard advertising of its mortgage program. The initial costs for the first month of this campaign have been approximately $4,078. The continuing monthly cost for a second month will be approximately $1,500. The Company believes it may be approximately 30 to 60 days before it can determine the feasibility and effectiveness of this alternative marketing plan.

      The Company cannot presently determine the mix of its proposed marketing and advertising for the intended services of the Company until after a comparative evaluation of the billboard and radio advertising to the television spots. The Company, as of March 1, 2002, has approximately $71,008 of net proceeds remaining from its initial public offering. Assuming continued
overhead expenses primarily for securities law compliance, marketing costs fo radio and billboard advertising, and other overhead costs, the Company would estimate that it could continue its operations for approximately 22 months.

     If Mortgage is not successful in any of its present advertising activities to generate sufficient revenues and potential profits it reserves the right to terminate its present marketing activities and seek different or alternative services or businesses in which to engage, including the pursuit of potential merger or acquisition candidates. No decision as to alternative business activities will be made until viability of the original marketing plan is determined, but the Company will notify shareholders if an alternative business is to be acquired through acquisition or merger requiring shareholder approval.

      The Company does not believe it can presently make a determination of the viability of its initial marketing concept or the mixture between television, radio or print media prior to the expenditure of all or a substantial part of the offer proceeds.


LIQUIDITY AND SOURCES OF CAPITAL

     As noted before, Mortgage has not engaged in profitable business operations to date, and has essentially commenced its initial marketing efforts. From its IPO proceeds of $109,300, Mortgage has accrued and paid obligations for offering related costs to the accountants, and legal counsel, as well as miscellaneous printing and filing costs, of approximately $27,708, and post offering marketing and operating expenses of approximately $10,584, leaving estimated net operating proceeds to be employed in future business operations of approximately $71,008 as of March 1, 2002.

      It is possible that Mortgage could seek subsequent private placement financing funds or other offerings or loans to continue its business operations and/or to develop or market new products or services, though no assurance or warranty that funds will be available or that the Company would deem it as feasible or appropriate to seek such alternative financing can be made if the initial IPO proceeds are not sufficient to sustain continuing operations.




              Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item appears in the Audited Financial Statements and Auditors Report for Mortgage for the year ending December 31, 2001 as listed under Item 14.


    Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

     None.







                                    PART III

                       Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND
                              SIGNIFICANT EMPLOYEES


      Following this table is a brief biographical description for each of the management principals including their business experience and present relationship to Mortgage, including all required relevant disclosures for the past five years. Following the biographical information for the directors and officers is a remuneration table showing current compensation and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.




        NAME                 POSITION            CURRENT TERM OF OFFICE

 -------------------  ---------------------   -----------------------------
 Mr. Gregory Willits     President, CEO,      Appointed in Organizational
                      Chairman of the Board   Minutes - February, 2001.
                                              Will serve as director until
                                              first annual meeting, not yet
                                              set.  Will serve as an officer
                                              without term/contract pursuant
                                              to leave of the Board of
                                              Directors.

Sherman Tingey, Ph.D.       Director            Interim Director, appointed in
                                              February, 2002 to fill a
                                              vacancy. Will serve as Director
                                              until first annual meeting, not
                                              yet set.

Mr. Michael            Secretary/Treasure,    Appointed in Organizational
Christensen           CFO, Director, Acting   Minutes - February, 2001.
                        Vice President        Will serve as director until
                                              first annual meeting, not yet
                                              set.  Will serve as an officer
                                              without term/contract pursuant
                                              to leave of the Board of
                                              Directors.

 Mr. Andrew Limpert        Advisor and        Acts as advisor at discretion of
                           Shareholder        the Board.



BIOGRAPHICALS


MR. GREGORY WILLITS  - PRESIDENT, CEO, CHAIRMAN OF THE BOARD
Age: 32

      Mr. Willits has been engaged in the real estate construction and lending industry since his graduation from the University of Utah in 1995 with a B.S. degree in Economics. From 1995 through 1998 he was a constructor and superintendent with McMullin Homes, a privately held corporation engaged in constructing residential homes in or about the Salt Lake City, Utah area. His primary emphasis was in providing cost management and allocation for the overall construction project and coordinating with both purchasers, contractors and governmental inspectors in completing the construction process. From January, 1998 through July, 1999 he worked as a loan officer with Gold River Mortgage, a locally held Utah mortgage company where he developed various marketing strategies using mass media for increasing the placement for mortgage related loans. From July,1999 through August, 2001 he worked as the Vice President of business development for Velocityloan.com, a locally held internet based mortgage loan company. From August, 2001to the present, Mr. Willits has been the President of GEM Mortgage. He has developed an internet marketing process and technique for development of loans through this medium, as well as successfully created marketing strategies using print, radio and television ad campaigns. In the event that Mortgage is successful in its initial marketing efforts, Mr. Willits will devote full-time to Mortgage.


DR. SHERMAN TINGEY - DIRECTOR
Age  64

      Dr. Tingey has acted as a principal of Corporate Advisors, a private business consulting firm, based in Tempe, Arizona, since 1975. During this period he has acted as a business and financial consultant to over 100 companies, including several Fortune 500 companies. Previously Dr. Tingey served 25 years in academia primarily as a professor of International Business Management and Corporate Management at Arizona State University. He has also served as a visiting professor or guest lecturer at fifteen other universities. Dr. Tingey has also served as a Board Member. Dr. Tingey became an outside director of the company in December, 2001.

MR. MICHAEL CHRISTENSEN - SECRETARY/TREASURER, CFO, DIRECTOR
Age 34

     Mr. Christensen is a 1993 graduate of Weber State University in Ogden, Utah with a B.S. degree in Accounting. From 1993 through 1996 Mr. Christensen worked as a senior accountant with the Salt Lake Printing Center for the Church of Jesus Christ of Latter-Day Saints. From 1996 to the present he has served as a Senior Financial Analyst for Ensign Peak Advisors, Inc. a securities management firm affiliated with the foregoing ecclesiastical institution. Mr. Christensen is not a licensed CPA, but is currently enrolled in the MBA program at Weber State University with an anticipated completion date in the Summer 2002. Mr. Christensen will continue to serve the company on a part-time basis.

MR. ANDREW LIMPERT - ADVISOR
Age 32

      Mr. Limpert has been a financial and retirement planner with the Salt Lake based firm of Belsen Getty LLC since 1998, but he is not a certified financial planner. In this capacity he is licensed in the State of Utah to be an investment advisor. Mr. Limpert plans to continue his full-time employment with Belsen Getty. Prior to that position he worked with Pro Source Software of Park City, Utah as a software sales agent from 1993 to 1998. Mr. Limpert holds a B.S. degree in finance from the University of Utah, in Salt Lake City, Utah, in 1995 and an MBA from Westminster College of Salt Lake City, Utah in 1998.



                        Item 11.  EXECUTIVE COMPENSATION

      Initially, there has been no full-time management for the Company. Mr. Gregory Willits has served the Company from its inception on a part-time basis averaging approximately 20 hours per week from February 16, 2001 to the present. As noted previously, he has received no compensation to date. Pursuant to an informal agreement, the Board will fix a reasonable salary for Mr. Willits in the event the Company generates sufficient revenues. Mr. Willits will also serve the Company on a full-time basis if successful in its marketing efforts.

      Mr. Michael Christensen continues to serve the Company as a Director, CFO and Secretary/Treasurer. He is also supplementing these efforts on a part-time basis as a Vice President as required. He has a deferred compensation arrangement substantially the same as that outlined above for Mr. Willits. Mr. Christensen does not presently intend to serve the Company on a full-time basis.

      None of the Directors of the Company are being paid any compensation for Board meeting attendance at the present time but the Company has agreed to pay a deferred compensation of $500 per meeting when and if revenues of the Company would justify such payments.

      Mr. Andrew Limpert is serving Mortgage as an independent consultant for financing and business purposes on a deferred consulting basis. He will not be paid any consulting fee in cash or stock incentives until or unless the Company receives revenues that would justify such payments.

      Additionally, there are no present stock incentive or other stock option plans approved or outstanding.



                 Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS


SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Mortgage at the present time:


   Title                Name                         Percent of Class
     or                  of                 Amount     Before After
   Class                Owner                Owned       (Rounded)
------------    -----------------------   ----------    ----------

Common Stock    Mr. Gregory Willits        175,000         28%
                (Director/Officer)

Common Stock    Mr. Michael Christensen    175,000         28%
                (Director/Officer)

Common Stock    Sherman Tingey, Ph.D.        10,000          2%
                (Director)

Common Stock    All Officers/Directors     360,000         58%
                 as a Group

Common Stock    Mr. Andrew Limpert         150,000         24%
                 (Shareholder)



            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     1. It should be noted that as a small start-up company all allocations of initial shares to the principals, which constitute the current management of Mortgage, were arbitrarily determined between themselves and do not necessarily reflect any independent evaluation or determination of the value of the shares rendered for services or contributions to the initial capital.

     2. Each prospective purchaser of Mortgage shares should consider that the existing management group and affiliated persons, as described above, will continue in control and will essentially be in a position to dictate salaries, distributions and other matters of interest as to all shareholders. While there is a general statutory and common law obligation placed on management of Mortgage to act in the best interest of all shareholders, each investor in this offering should consider that their minority shareholder status imposes a certain risk of not being in a position to influence or affect the direction of the company.

      3. As previously described, Mr. Andrew Limpert earlier agreed to act for Mortgage Professionals Lead Source, Inc. as a business and financial advisor for 5,000 shares. He also contributed $10,000 to Mortgage for 145,000 shares. Mr. Limpert's shares aggregate 150,000 or 24% of the issued and outstanding shares, with a further undertaking of Mortgage to allow him to participate in any future stock offering to maintain such percentage interest upon equal terms as the company's stock may be issued to third parties. Mr. Limpert did not participate in the IPO. However, Mr. Limpert's present and anticipated sharehold interest will be significant for the foreseeable future. He will most likely exercise substantial influence over the company arising from his sharehold interest. He may also have influence from his contractual role as the financial and business advisor to Mortgage.


                                     PART IV


               Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM  8-K

  1.      Financial Statements:   See attached Index to Financial Statements,
       Financial Statement and Supplemental Information as referenced in
       Part II, Item 8.

  2.     Reports on Form 8-K:
       Report on change in directors and management dated December 6, 2001.

  3.   Exhibit Index:

       3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

       3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

       3.10 Material Marketing Contract. Earlier filed as part of SB-1 Registration.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                         REGISTRANT:

                         MORTGAGE PROFESSIONAL LEAD SOURCE, INC.



Date:     March 22, 2002      By: /s/ Gregory Willits
                                 ------------------------------
                                 Mr. Gregory Willits, President,
                                 Chief Executive Officer

Date:     March 22, 2002      By: /s/ Michael Christensen
                                 -------------------------------
                                 Mr. Michael Christensen
                                 Chief Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:     March 22, 2002      By: /s/ Gregory Willits
                                 -------------------------------
                                 Mr. Gregory Willits
                                 Chairman/Director


Date:     March 22, 2002      By: /s/ Sherman Tingey
                                 -------------------------------
                                 Dr. Sherman Tingey
                                 Director

Date:     March 22, 2002      By: /s/ Michael Christensen
                                 --------------------------------
                                 Mr. Michael Christensen
                                 Director




                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)



                                TABLE OF CONTENTS


                                                         Page

Report of Independent Certified Public Accountants         1

Financial Statements:

     Balance Sheet - December 31, 2001                     2

     Statement of Operations for the Period from
      February 16, 2001 (Date of Inception) through
      December 31, 2001                                    3

     Statement of Stockholders' Equity for the Period
      from February 16, 2001 (Date of Inception)
      through December 31, 2001                            4

     Statement of Cash Flows for the Period from
      February 16, 2001 (Date of Inception) through
      December 31, 2001                                    5

Notes to Financial Statements                              6

HANSEN, BARNETT & MAXWELL                        (801) 532-2200
A Professional Corporation                     Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS               5 Triad Center, Suite 750
                                        Salt Lake City, Utah 84180-1128
                                                www.hbmcpas.com




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Mortgage Professionals Lead Source, Inc.


We have audited the accompanying balance sheet of Mortgage Professionals Lead Source, Inc. (a development stage enterprise) as of December 31, 2001 and the related statement of operations, stockholders' equity and cash flows for the period from February 16, 2001 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mortgage Professionals Lead Source, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the period from February 16, 2001 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $49,786, used cash from operations of $1,682, and had not generated any revenues at December 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /S/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 11, 2002


          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (A Development Stage Enterprise)
                      BALANCE SHEET
                    December 31, 2001



                        ASSETS

Current Assets
  Cash                                                    $   99,910
                                                          ----------
Total Assets                                              $   99,910
                                                          ==========

         LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                        $   23,104
                                                          ----------
   Total Current Liabilities                                  23,104
                                                          ----------

Stockholders' Equity
  Common stock, no par value; 50,000,000 shares
   authorized; 619,300 shares issued and outstanding         126,592
  Deficit accumulated during the development stage           (49,786)
                                                          ----------
   Total Stockholders' Equity                                 76,806
                                                          ----------
Total Liabilities and Stockholders' Equity                $   99,910
                                                          ==========



The accompanying notes are an integral part of these financial statements.


          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (A Development Stage Enterprise)
                 STATEMENT OF OPERATIONS
                    December 31, 2001




                                                       For the Period
                                                        February 16,
                                                       2001 (Date of
                                                         Inception)
                                                          Through
                                                        December 31,
                                                            2001
                                                        ------------
Revenue                                                   $      -

General and administrative expenses                          49,786
                                                          ---------

Net Loss                                                  $ (49,786)
                                                          =========

Basic and Diluted Loss Per Share                          $   (0.10)
                                                          =========

Weighted Average Number of Shares Outstanding               518,936
                                                          =========




The accompanying notes are an integral part of these financial statements.

          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (A Development Stage Enterprise)
            STATEMENT OF STOCKHOLDERS' EQUITY
                    December 31, 2001


                                                                              Deficit
                                                                            Accumulated
                                              Common Stock      Receivable   During the     Total
                                         ---------------------     From     Development Stockholders'
                                          Shares      Amount   Shareholder     Stage       Equity
                                         ---------   ---------   --------    ---------    --------
Balance - February 16, 2001                    -     $      -    $     -     $      -     $     -
(Date of Inception)

Shares issued for cash,
February 16, 2001
$0.0294 per share                         170,000        5,000         -            -       5,000

Shares issued for receivable,
February 16, 2001
$0.0294 per share                         170,000        5,000     (5,000)           -           -
$0.0690 per share                         145,000       10,000    (10,000)           -           -

Shares issued for services,
February 16, 2001
$1.00 per share                            25,000       25,000          -            -      25,000

Cash received from shareholders,
April 6, 2001                                   -            -      5,000            -       5,000
July 19, 2001                                   -            -     10,000            -      10,000

Shares issued from registered public
offering, December 5, 2001, net of
offering costs of $27,708, $0.7465
per share                                 109,300       81,592          -            -      81,592

Net loss from inception (February 16,
2001) through December 31, 2001                 -            -          -      (49,786)    (49,786)
                                         --------    ---------   --------    ---------    --------

Balance - December 31, 2001               619,300    $ 126,592   $      -    $ (49,786)   $ 76,806
                                         ========    =========   ========    =========    ========

  The accompanying notes are an integral part of these financial statements.

          MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (A Development Stage Enterprise)
                 STATEMENT OF CASH FLOWS
                    December 31, 2001



                                                                 From
                                                            February 16, 20
                                                          (Date of Inception)
                                                                Through
                                                            December 31, 2001
                                                            -----------------
Cash Flows From Operating Activities
  Net loss                                                     $  (49,786)
  Stock issued for services                                        25,000
  Changes in current liabilities:
  Accounts payable                                                 23,104
                                                               ----------

    Net Cash Used by Operating Activities                          (1,682)
                                                               ----------

    Net Cash Used By Investing Activities                               -
                                                               ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock                          114,300
  Offering costs on initial public offering                       (27,708)
  Cash received on receivable from shareholders                    15,000
                                                               ----------

    Net Cash Provided by Financing Activities                     101,592
                                                               ----------

Net Increase In Cash                                               99,910

Cash at Beginning of Period                                             -
                                                               ----------

Cash at End of Period                                          $   99,910
                                                               ==========

Non-Cash Financing and Investing Information
  Common stock issued for receivable from shareholders         $   15,000



The accompanying notes are an integral part of these financial statements.


               MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                   (A Development Stage Enterprise)
                     NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - On February 16, 2001, Mortgage Professionals Lead Source, Inc. ("the Company") was organized under the laws of the State of Utah. The Company is considered a development stage enterprise. The Company's intended business activity is to provide mortgage financing for new or existing mortgages. The Company intends to obtain financing commitments from various third party mortgage or finance companies. The Company has not generated any revenues to date.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from February 16, 2001 (date of inception) through December 31, 2001, the
Company incurred a net loss and accumulated deficit of $49,786 and used cash from operations of $1,682. As of December 31, 2001, the Company had not generated any revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2001, the Company had received gross proceeds of $109,300 from its initial registered public offering. The Company incurred costs totaling $27,708 in conjunction with this offering. Management plans to develop a customer base for mortgages with the use of an "infomercial" advertising approach. As discussed above, management plans to offer favorable mortgage rates and other mortgage terms by obtaining financing commitments from various third party mortgage or finance companies. As of March 11, 2002, no commitments for financing had been obtained. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising - The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising for the period February 16, 2001 (Date of Inception) through December 31, 2001 was $21,003.

NOTE 2 -  INCOME TAXES

A provision for or benefit from income tax was not made for the period February 16, 2001 (date of inception) through December 31, 2001. The components of the net deferred tax asset as of December 31, 2001 are as follows:

          Benefit of operating loss carryforward    $  18,494
          Valuation allowance                         (18,494)
                                                    ---------
          Net Deferred Tax Asset                    $       -
                                                    =========


During the period ended December 31, 2001 the valuation allowance increased $18,494.

For tax reporting purposes, the Company has net operating loss carry forwards of $49,786 which will expire, beginning in 2020.

The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the period February 16, 2001 (Date of Inception) through December 31, 2001:

   Income tax benefit at statutory rate (34%)       $  (16,927)
   Change in valuation allowance                        18,494
   State benefit net of federal tax                     (1,567)
                                                    ----------

   Provision for Income Taxes                       $       -
                                                    ==========

NOTE 3 -RELATED PARTY TRANSACTIONS

Two officers of the Company are presently principal officers in Velocityloan.com, a related entity. Velocityloan.com acts as an internet loan broker. The Company's relationship to Velocityloan.com may subject the company to certain charges or claims of preferential dealing in the placement of any loans through Velocityloan.com.

NOTE 4- STOCKHOLDERS' EQUITY

On February 16, 2001, the Company issued 170,000 shares of common stock to an officer of the Company for cash proceeds of $5,000 or $0.0294 per share. The Company also issued 170,000 shares of common stock to an officer and 145,000 shares to one of the founding shareholders for notes receivable in the amount of $5,000 and $10,000, respectively. The $15,000 proceeds were received during 2001.

On February 16, 2001, three directors and officers of the Company and an additional founding shareholder each received 5,000 shares of common stock for entrepreneurial and organizational services to be rendered during 2001. The 25,000 shares issued for services were valued at the expected offering price of $1.00 per share. The public offering closed in December 2001 as discussed below. The $25,000 compensation was expensed during 2001.

The Company filed an SB-1 Registration Statement that became effective with the Securities and Exchange Commission (SEC) on August 16, 2001. The public offering closed in December 2001. The Company issued 109,300 shares of common stock for gross proceeds of $109,300, or $1.00 per share. The value of the shares was recorded net of offering costs of $27,708 or $0.75 per share.

NOTE 5 -DEVELOPMENT AGREEMENT

On January 30, 2001, the organizers entered into a development agreement with a founding shareholder who will provide financial and business consulting services to the Company specifically for the purpose of filing an SEC SB-1 Registration and the contemplated expenditure of proceeds. His services will not extend beyond 24 months. The majority of his services were completed at the close of the public offering in December 2001. He has agreed to continue to advise the Company through the start-up phase and at least through completion of the expenditure of the initial proceeds of its offering. In consideration for his services, the Company issued 5,000 shares of stock to the individual (as discussed in Note 4). The individual will have pre-emptive rights to acquire any subsequently issued shares, debentures, or other securities or rights convertible into shares or other equities, as necessary to maintain his existing 30% shareholder ownership percentage interest upon terms equivalent to the most favorable price at which subsequent securities or option rights are sold or placed, or options exercised in the sale or placement of shares.


NOTE 6 - OPERATING LEASE

In April, the Company entered into a lease agreement for use of office space with an individual. The lease began on May 1, 2001 and was terminated on August 31, 2001. The base monthly rent for the term of the lease was $100. For the period February 16, 2001 (Date of Inception) through December 31, 2001, $400 in rent expense was accrued.