Form 10QSB
period 2002-03-31
MORTGAGE PROFESSIONALS LEAD SOURCE INC
filed 2002-05-15
CIK 1139820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED      March 31, 2002
					        --------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ___________to ________________.

                        Commission File Number 333-60362

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
             (Exact name of registrant as specified in its charter)

                    Utah                           87-0670014
                    ----                           ----------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                                  959 East Akers Way
                                   Sandy, Utah 84094
                                  -------------------
                    (Address of principal executive officers)

                                 (801) 898-0026
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock: 619,300 shares issued as of May 1, 2002. No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.


                                      INDEX

                    Mortgage Professionals Lead Source, Inc.
                      For The Quarter Ended March 31, 2002

Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Balance Sheets - March 31, 2002 and December 31,
           2001 (Unaudited).                                                 3

           Condensed Statements of Operations (Unaudited) - For the Three Months Ended March 31, 2002, For the Period February 16, 2001
           (Date of Inception) through March 31, 2001, and For the Period
           February 16, 2001 (Date of Inception) through March 31, 2002.     4

           Condensed Statements of Cash Flows (Unaudited) - For the Three Months Ended March 31, 2002, For the Period February 16, 2001
           (Date of Inception) through March 31, 2001, and For the Period
           February 16, 2001 (Date of Inception) through March 31, 2002.     5

           Notes to Condensed Financial Statements (Unaudited) - March
           31, 2002                                                          6

  Item 2.  Managements Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Part II. Other Information

  Item 1.  Legal Proceedings                                                 9

  Item 2.  Changes in Securities and Use of Proceeds                         9

  Item 4.  Submission of Matters to a Vote of Security Holders               9

  Item 5.  Other Matters                                                     9

  Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                  10


                         Part I - Financial Information

Item 1.  Financial Statements

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprises)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                     March 31,   December 31,
                                                        2002        2001
                                                     ----------   ----------
Current Assets
 Cash                                                $   70,908   $   99,910
                                                     ----------   ----------

Total Assets                                         $   70,908   $   99,910
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                    $    7,451   $   23,104
                                                     ----------   ----------

   Total Current Liabilities                              7,451       23,104
                                                     ----------   ----------

Stockholders' Equity
Common stock, no par value; 50,000,000 shares
 authorized; 619,300 shares issued and outstanding      126,592      126,592
Deficit accumulated during the development stage        (63,135)     (49,786)
                                                     ----------   ----------

   Total Stockholders' Equity                            63,457       76,806
                                                     ----------   ----------

Total Liabilities and Stockholders' Equity           $   70,908   $   99,910
                                                     ==========   ==========


        See accompanying notes to unaudited condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            For the
                                             Three          For the Period
                                             Months        February 16, 2001
                                              Ended       (Date of Inception)
                                             March 31,   ----------------------
                                               2002        2001         2002
                                             ----------  ----------  ----------

Revenue                                      $        -  $        -  $        -

General and administrative expenses              13,349       5,223      63,135
                                             ----------  ----------  ----------

Net Loss                                     $  (13,349) $   (5,223) $  (63,135)
                                             ==========  ==========  ==========
Basic and Diluted Loss Per Share             $    (0.02) $    (0.01) $    (0.12)
                                             ==========  ==========  ==========
Weighted Average Number of Shares Outstanding   619,300     510,000     541,075
                                             ==========  ==========  ==========


        See accompanying notes to unaudited condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            For the
                                             Three          For the Period
                                             Months        February 16, 2001
                                              Ended       (Date of Inception)
                                             March 31,   ----------------------
                                               2002         2001        2002
                                             ----------  ----------  ----------
Cash Flows From Operating Activities
 Net loss                                    $  (13,349) $   (5,223) $  (63,135)
 Stock issued for services                            -       5,000      25,000
 Changes in current liabilities:
  Accounts payable                              (15,653)                  7,451
                                             ----------  ----------  ----------

   Net Cash Used by Operating Activities        (29,002)       (223)    (30,684)
                                             ----------  ----------  ----------

   Net Cash From Investing Activities                 -           -           -
                                             ----------  ----------  ----------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock               -       5,000     114,300
 Offering costs on initial public offering            -           -     (27,708)
 Cash received on receivable from
  shareholders                                        -           -      15,000
                                             ----------  ----------  ----------

   Net Cash Provided by Financing Activities          -       5,000     101,592
                                             ----------  ----------  ----------

Net (Decrease) Increase In Cash                 (29,002)      4,777      70,908

Cash at Beginning of Period                      99,910           -           -
                                             ----------  ----------  ----------

Cash at End of Period                        $   70,908  $    4,777  $   70,908
                                             ==========  ==========  ==========
Non-Cash Financing and Investing Information
 Common stock issued for receivable from
  shareholders                               $        -  $    5,000  $   15,000
 Accruals of deferred offering costs         $        -  $   20,000  $        -


        See accompanying notes to unaudited condensed financial statements.

                     MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                         (A Development Stage Enterprise)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated March 25, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from February 16, 2001 (date of inception) through March 31, 2002, the Company incurred a net loss and accumulated deficit of $63,135 and used cash from operations of $30,684. As of March 31, 2002, the Company has had no revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2001, the Company had received gross proceeds of $109,300 from its initial registered public offering. The Company incurred costs totaling $27,708 in conjunction with this offering. Management plans to develop a customer base for mortgages with the use of an "infomercial" advertising approach. Management plans to offer favorable mortgage rates and other mortgage terms by obtaining financing commitments from various third party mortgage or finance companies. As of April 30, 2002, no commitments for financing had been obtained. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Results of Operations

Mortgage Professional Lead Source, Inc. ("MPLS") was incorporated in Utah on February16, 2001 and has been involved exclusively to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares and start-up marketing operations. The offering became effective with the Securities and Exchange Commission (SEC) on August 16, 2001 and in the State of Utah on such date by coordination. The offering was closed on December 5, 2001 after raising $109,300 in gross proceeds.

As of March 31, 2002 the deficit accumulated during the development stage was $63,135, which resulted from general and administrative and expenses. MPLS had remaining cash from the net proceeds of the offering of $70,908 as of March 31, 2002.

The Company commenced implementation of its initial marketing plan to provide mortgage finance and refinance opportunities to homeowners through the use of television spots (infomercials) in December 2001. The Company's initial efforts were to market in the greater Salt Lake City, Utah area employing television spots on locally owned stations. The current range of mortgage rates and other costs of refinancing and other basic details were presented to prospective homeowners that were looking to refinance their homes or other properties. Interested individuals would then call a provided local or toll-free number and speak to a representative of the Company who would take further information and then make referrals of interested parties to select mortgage brokers, which MPLS had selected earlier on the basis of believing they provide the best and most competitive rates and services for financing or mortgage refinancing purposes.

Mortgage initiated these initial infomercials in December 2001 and have aired approximately 20 television spots averaging approximately 15 minutes each through March 1, 2002 on late night local stations.

To date, Mortgage has not realized any significant gross revenues from its initial marketing to March 1, 2002. The Company does not believe that it has sufficiently implemented or funded all initial marketing plans to determine the success or viability of this concept.

Because the IPO was closed as a minimum offering, it is not anticipated that the initial marketing efforts will be attempted beyond the Salt Lake City metropolitan area. As indicated in the initial offering materials, there remains the possibility that despite its best efforts the concept or implementation of this market plan may not prove successful and the proceeds of the Company may be used without any tangible earnings being generated. MPLS will be required to consider alternative marketing approaches or alternative business activities as explained under the following Plan of Operations.


Liquidity and Sources of Capital

As noted above, MPLS has engaged in limited business operations to date. MPLS has expended approximately $27,700 of its initial offering proceeds of $109,300 on offering related costs and approximately $10,692 on operations through March 31, 2002. It presently has approximately $70,908 in net proceeds remaining. The company estimates its current monthly maintenance costs at approximately $3,200 per month including present marketing activities. Accordingly, MPLS could continue without revenues for approximately 22 months in its current operations without additional capital. However, management believes that it must change its current marketing efforts to have any prospect of achieving significant revenues. See "Plan of Operations" below.

It is possible that MPLS could seek subsequent private placement financing funds, loans or other means to continue its business operations, though there can be no assurance or warranty that any such funds will be available or be sought. Further, MPLS may deem it is not feasible or appropriate to seek such alternative financing if the initial IPO proceeds are not sufficient to sustain continuing operations.

Plan of Operations

Recently Mortgage has commenced a collateral marketing campaign that includes billboards and radio advertisements to supplement its initial marketing activities. To date, the Company has expended for the production of this collateral campaign, including first month costs, the total amount of $4,679. This collateral activity has also not proven to be effective to this date.

The company is presently modifying its marketing plan to attempt direct mailings and electronic telephone solicitation of its services. If these alternatives are not effective, MPLS will most likely consider alternative business activities to employ its remaining net proceeds. If MPLS is not successful in finding a revenue producing activity or a suitable merger or acquisition in the next few months, it may be forced to discontinue operations.


                           Part II - Other Information

Item 1.  Legal Proceedings

MPLS is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

Item 2.  Changes in Securities and Use of Proceeds

The company has not had any change in its securities since its last report filing on Form 10-KSB.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on December 5, 2001:

     1.   Gross proceeds sold - $109,300

     2. Offering related costs including printing, accounting, legal and related filing fees - $27,708.

     3. Amount expended from December 5, 2001 through March 31, 2002 on marketing and operations - $10,692.

     4.   Net proceeds for future operations - $70,908.

Item 4.  Submission of Matters to a Vote of Security Holders


During the present quarter there has been no matter submitted to security holders for a vote. MPLS presently anticipates holding its first annual
shareholders meeting at a date to be determined in late 2002.   Shareholders
will be independently advised of any such formal annual meeting date.

Item 5.  Other Matters

On approximately March 28, 2002, MPLS obtained a listing on the NASD sponsored electronic bulletin board, symbol MPLL. At present MPLS has one market maker
and has traded in the range of $1.25 -$1.50.   There has been very limited
trading activity.

Item 6.  Exhibits and Reports on Form 8-K

A prior 8-K pertaining to change of Directors and close of IPO was filed December 6, 2001 and is incorporated by this reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               REGISTRANT:  MORTGAGE PROFESSIONAL LEAD SOURCE, INC.


Date: May 14, 2002          By:  /s/ Gregory Willits
                               ---------------------------
                             Mr. Gregory Willits
                             President



Date: May 14, 2002          By:  /s/ Michael J. Christensen
                               ----------------------------
                             Mr. Michael J. Christensen
                             Chief Financial and Accounting Officer


