Form 10QSB
period 2002-06-30
MORTGAGE PROFESSIONALS LEAD SOURCE INC
filed 2002-08-14
CIK 1139820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED      June 30, 2002
                                      -------------
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ______________ to _______________
..

                        Commission File Number 333-60362
                                               ---------

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

                                  959 East Akers Way
                                   Sandy, Utah 84094
                                  ------------------
                    (Address of principal executive officers)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  No    Not Applicable
                                   --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock: 619,300 shares issued as of June 30, 2002. No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.

                                      INDEX

                    Mortgage Professionals Lead Source, Inc.
                      For The Quarter Ending June 30, 2002

Part I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets - June 30, 2002 (Unaudited).

               Condensed Statements of Operations (Unaudited) - For the three months ended June 30, 2002 and for the period from February 16, 2001 (Date of Inception) through June 30, 2002.

               Condensed Statements of Cash Flows (Unaudited) - For the period February 16, 2001 (Date of Inception) through June 30, 2002.

               Notes to Condensed Financial Statements (Unaudited) -
               June 30, 2002

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities and Use of Proceeds

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures


                         Part I - Financial Information

Item 1.  Financial Statements

Item 1. Financial Statements

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30, December 31,
                                                         2002       2001
                                                       ---------  ---------

                                     ASSETS
Current Assets
  Cash                                                 $  56,889  $  99,910
                                                       ---------  ---------
Total Assets                                           $  56,889  $  99,910
                                                       =========  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                     $   9,740  $  23,104
                                                       ---------  ---------
  Total Current Liabilities                                9,740     23,104
                                                       ---------  ---------

Stockholders' Equity (Deficit)
  Common stock , no par value; 50,000,000
   shares authorized;  619,300 shares issued
   and outstanding                                       126,592    126,592
  Deficit accumulated during the
   development stage                                     (79,443)   (49,786)
                                                       ---------  ---------

  Total Stockholders' Equity (Deficit)                    47,149     76,806
                                                       ---------  ---------

 Total Liabilities and Stockholders'
  Equity (Deficit)                                     $  56,889  $  99,910
                                                       =========  =========

        The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   For the Period                For the Period
                                    February 16,                   February 16,
                           For the  2001 (Date of                  2001 (Date of
                        Six Months  Inception)  For the Three Months Inception)
                            Ended     Through       Ended June 30,    Through
                           June 30,   June 30,   -------------------  June 30,
                             2002       2001       2002       2001      2002
                           ---------  ---------  ---------  --------  ---------

Revenue                    $     300  $       -  $     300  $      -  $     300

General and administrative
  expenses                    29,957     21,300     16,608     5,223     79,743
                           ---------  ---------  ---------  --------  ---------
Net Loss                   $ (29,657) $ (21,300) $ (16,308) $ (5,223) $ (79,443)
                           =========  =========  =========  ========  =========
Basic and Diluted Loss
 Per Share                 $   (0.05) $   (0.05) $   (0.03) $  (0.01)
                           =========  =========  =========  ========

Weighted Average Number
 of Shares Outstanding       619,000    510,000    619,000   510,000
                           =========  =========  =========  ========


        The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                      (A Company in the Development Stage)
                        CONDENSED STAEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          For the Period From
                                                            February 16, 2001
                                                The Six    (Date of Inception)
                                                 Months          Through
                                                  Ended    --------------------
                                                 June 30,  June 30,   June 30,
                                                   2002      2001       2002
                                                ---------  ---------  ---------

Cash Flows From Operating Activities
  Net loss                                      $ (29,657) $ (26,523) $ (79,443)
  Stock issued for services                             -     25,000     25,000
  Changes in current assets and liabilities:
    Prepaid expense                                     -     (2,275)         -
    Accounts payable                              (13,364)         -      9,740
                                                ---------  ---------  ---------
     Net Cash Used in Operating Activities        (43,021)    (3,798)   (44,703)
                                                ---------  ---------  ---------

     Net Cash Used in Investing Activities              -          -          -
                                                ---------  ---------  ---------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                -      5,000    114,300
  Offering costs on initial public offering             -          -    (27,708)
  Cash received on receivable from shareholders         -      5,000     15,000
                                                ---------  ---------  ---------

     Net Cash Provided by Financing Activities          -     10,000    101,592
                                                ---------  ---------  ---------

Net Increase (Decrease) in Cash                   (43,021)     6,202     56,889

Cash at Beginning of Period                        99,910          -          -
                                                ---------  ---------  ---------

Cash at End of Period                           $  56,889  $   6,202  $  56,889
                                                =========  =========  =========
Non-Cash Investing and Financing Activities:
 Common stock issued for receivable
  from shareholders                             $       -  $  15,000  $  15,000


        The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                      (A Company in the Development Stage)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated March 25, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from February 16, 2001 (date of inception) through June 30, 2002, the Company incurred a net loss and accumulated deficit of $79,443 and used cash from operations of $44,703. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2001, the Company had received gross proceeds of $109,300 from its initial registered public offering. The Company incurred costs totaling $27,708 in conjunction with this offering. The company is presently modifying its business plan to attempt to seek out new business opportunities for direct participation, or to acquire or be acquired by acquisition or merger. If MPLS is not successful in finding a revenue producing activity or a suitable merger or acquisition in the next few months, it may be forced to discontinue operations. There are no assurances that the Company will be successful in these efforts.

NOTE 2 - SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2002 the Company entered into an agreement with Belsen Getty for future consulting services. The Company paid Belsen Getty $25,000 and three of the principal shareholders agreed to transfer 329,000 shares of their capital stock to Belsen Getty.


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

The accumulated deficit for MPLS during the development stage resulting from general and administrative expenses was $79,443 as of June 30, 2002. There remains approximately $56,889 of net proceeds from the offering as of June 30, 2002.

To date, MPLS has completed implementation of its initial marketing plan to attempt to secure refinancing commitments from home owners and small businesses on existing mortgage loans through mass marketing techniques.

The company's initial marketing efforts were directed through a television advertising campaign. When this effort did not generate any significant revenues and caused the company to continue to expend capital significantly in excess of those minimal revenues, the company attempted to shift to radio and billboard marketing. Neither of these alternative marketing methods have generated meaningful revenues. From the close of MPLS's IPO to June 30, 2002, the company has expended approximately $11,110 on direct marketing expenses.

Management has now made a strategic decision not to continue to expend any more of the approximate $47,149 in remaining liquid capital in an attempt to market the mortgage refinancing concept. Management has alternatively determined to employ the remaining capital to maintain the company as a public company while exploring alternative business activities and/or merger or acquisition possibilities.


At present, the overhead for MPLS is approximately $4,600 per month including estimated expenses for reporting and operating as a public trading company. At this estimated rate of expenditure, the company could continue for approximately
12 months.   No assurance is made or implied MPLS can continue to exist at this rate of estimated monthly expenditure, or that it will be successful in finding new business opportunities

Liquidity and Sources of Capital

It is possible that MPLS could seek subsequent private placement financing funds, loans or other means to continue its operations, though there can be no assurance or warranty that any such funds will be available or be sought. Further, MPLS may deem it is not feasible or appropriate to seek such alternative financing if the initial IPO proceeds are not sufficient to sustain continuing operations.

Plan of Operations

The company is presently modifying its business plan to attempt to seek out new business opportunities for direct participation, or to acquire or be acquired by acquisition or merger. If MPLS is not successful in finding a revenue producing activity or a suitable merger or acquisition in the next few months, it may be forced to discontinue operations.



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

     3. Amount expended to June 30, 2002 on marketing and operations - $24,711.

     4. Net proceeds for future operations: $56,889 as of June 30, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. MPLS presently anticipates holding its first annual
shareholders meeting at a date to be determined in late 2002.   Shareholders
will be independently advised of any such formal annual meeting date.

Item 5.  Other Matters

1. At the time of the preparation of this report, MPLS was engaged in meaningful and ongoing discussions with various third parties about a potential acquisition whereby MPLS would acquire all assets and business interest of a private technology company in exchange for the issuance of a substantial majority of its shares, estimated to be 90% if the proposal is consummated. In the event this proposed transaction is closed, MPLS would request shareholders by vote or majority consent to approve a new Board and probable name change. This type of acquisition is often referred to as a "reverse acquisition" since the acquired company typically provides the new management, business purpose and name, as well as its owners acquiring the majority of shares in the acquiring company.

You are advised that the foregoing transaction is, as of this report preparation date, in the proposal stage and there is no assurance or warranty this proposal will be accepted in final form or closed upon review by your management. In all events, shareholders will receive further notice as to this proposed transaction, if closed, and any definitive transaction will be subsequently reported by MPLS on Form 8-K.

2. As of July 8, 2002, MPLS has entered a consulting agreement, primarily related to finding new business opportunities, with Belsen Gettey, Inc. Three principals of the Company transferred 329,000 shares in consideration for this contract.

Item 6.  Exhibits and Reports on Form 8-K

   99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  MORTGAGE PROFESSIONAL LEAD SOURCE, INC.


Date: August 8, 2002        By: /s/ Gregory Willits
                                --------------------
                             Mr. Gregory Willits
                             President


Date: August 8, 2002        By: /s/ Michael J. Christensen
                                ---------------------------
                             Mr. Michael J. Christensen
                             Chief Financial and Accounting Officer


