Form 10QSB
period 2002-09-30
MORTGAGE PROFESSIONALS LEAD SOURCE INC
filed 2002-11-14
CIK 1139820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE PERIOD ENDED      September 30, 2002
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From _____________ to __________________
..

                        Commission File Number 333-60362

                             NEURO BIOSCIENCE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)
                        Filed Effective November 14, 2002

                 Utah                                      87-0670014
                 ----                                      ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                           1251 Avenue of the Americas
                               New York, NY 10020
                           ---------------------------
                    (Address of principal executive officers)

                                 (212)  591-0256
                                 ---------------
               (Registrant's telephone number, including area code)

 Mortgage Professionals Lead Source, Inc., 959 East Akers Way, Sandy, UT   84094
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock: 619,300 shares issued as of November 10, 2002. No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.


                                      INDEX

                             Neuro Bioscience, Inc.
                KNOWN AS MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2002
  NO ACCOUNTING CONTAINED HEREIN REELECTS THE ACQUISITION OF NEURO BIOSCIENCE, INC. WHICH BECAME EFFECTIVE NOVEMBER 14, 2002 AND WHICH WILL BE SUBSEQUENTLY
                                    REPORTED.

Part I.  Financial Information

     Item 1.   Financial Statements

                 Condensed Balance Sheets - September 30, 2002 (Unaudited).

                 Condensed Statements of Operations (Unaudited) - For the
                  Nine Months Ended September 30, 2002 and For the Period February 16, 2001 (Date of Inception) Through September 30, 2001 and for the Three Months Ended September 30, 2002 and 2001 and For the Period from February 16, 2001 (Date of Inception) through September 30, 2002.

                 Condensed Statements of Cash Flows (Unaudited) - For Nine
                  Months Ended September 30, 2002 and For the Period February 16, 2001 (Date of Inception) through September 30, 2001 and 2002.

                 Notes to Condensed Financial Statements (Unaudited)

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations

     Item 3.   Controls and Procedures

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

Signatures

                         Part I - Financial Information

Item 1.  Financial Statements

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30, December 31,
                                                          2002         2001
                                                       ----------   ----------
                                     ASSETS
Current Assets
  Cash                                                 $   28,450   $   99,910
                                                       ----------   ----------

Total Assets                                           $   28,450   $   99,910
                                                       ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                     $    6,991   $   23,104
                                                       ----------   ----------
  Total Current Liabilities                                 6,991       23,104
                                                       ----------   ----------

Stockholders' Equity (Deficit)
  Common stock , no par value; 50,000,000
   shares authorized;  619,300 shares
   issued and outstanding                                 126,592      126,592
  Deficit accumulated during the
   development stage                                     (105,133)     (49,786)
                                                       ----------   ----------
    Total Stockholders' Equity (Deficit)                   21,459       76,806
                                                       ----------   ----------

Total Liabilities and Stockholders'
 Equity (Deficit)                                      $   28,450   $   99,910
                                                       ==========   ==========

         The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                        (A Development Stage Enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Period                            For the Period
                                          February 16,                              February 16,
                               For the    2001 (Date of                             2001 (Date of
                             Nine Months   Inception)       For the Three Months      Inception)
                                Ended        Through         Ended September 30,       Through
                             September 30, September 30,  -------------------------  September 30,
                                 2002          2001          2002          2001          2002
                              -----------   -----------   -----------   -----------   -----------
Revenue                       $       300   $         -   $         -   $         -   $       300

General and administrative
  expenses                         55,647        26,553        25,690         1,130       105,433
                              -----------   -----------   -----------   -----------   -----------
Net Loss                      $   (55,347)  $   (26,553)  $   (25,690)  $    (1,130)  $  (105,133)
                              ===========   ===========   ===========   ===========   ===========
Basic and Diluted Loss
 Per Share                    $     (0.09)  $     (0.05)  $     (0.04)  $     (0.00)
                              ===========   ===========   ===========   ===========
Weighted Average Number
 of Shares Outstanding            619,000       510,000       619,000       510,000
                              ===========   ===========   ===========   ===========

         The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                      (A Company in the Development Stage)
                        CONDENSED STAEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            For the Period
                                                        From February 16, 2001
                                                For the   (Date of Inception)
                                                 Nine          Through
                                             Months Ended --------------------
                                              September   September  September
                                               30, 2002    30, 2001   30, 2002
                                              ---------   ---------  ----------
Cash Flows From Operating Activities
  Net loss                                    $ (55,347)  $ (26,553) $ (105,133)
  Stock issued for services                           -      25,000      25,000
  Changes in current assets and liabilities:
     Prepaid expense                                  -      (4,775)          -
     Accounts payable                           (16,113)        400       6,991
                                              ---------   ---------  ----------
      Net Cash Used in Operating
      Activities                                (71,460)     (5,928)    (73,142)
                                              ---------   ---------  ----------
      Net Cash Used in Investing
      Activities                                      -           -           -
                                              ---------   ---------  ----------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock              -       5,000     114,300
  Offering costs on initial public                    -      (1m300)    (27,708)
  Cash received on receivable
   from shareholders                                  -      15,000      15,000
                                              ---------   ---------  ----------
      Net Cash Provided by Financing
      Activities                                      -      18,700     101,592
                                              ---------   ---------  ----------

Net Increase (Decrease) in Cash                 (71,460)     12,772      28,450

Cash at Beginning of Period                      99,910           -           -
                                              ---------   ---------  ----------

Cash at End of Period                         $  28,450   $  12,772  $   28,450
                                              =========   =========  ==========
Non-Cash Investing and Financing Activities:
Common stock issued for receivable
 from shareholders                            $       -   $  15,000  $   15,000
Accrual of deferred offering costs            $       -   $  26,408  $   26,408


         The accompanying notes are an integral part of these condensed financial statements.

                    MORTGAGE PROFESSIONALS LEAD SOURCE, INC.
                      (A Company in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements-The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB dated March 25, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2002.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from February 16, 2001 (date of inception) through June 30, 2002, the Company incurred a net loss and accumulated deficit of $105,133 and used cash from operations of $73,142. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of December 31, 2001, the Company had received gross proceeds of $109,300 from its initial registered public offering. The Company incurred costs totaling $27,708 in conjunction with this offering. Subsequent to September 30, 2002 (see Note 3), the Company entered into a merger agreement with another company. There are no assurances that the reorganized company will be profitable.

NOTE 2 - CONSULTING AGREEMENT

In July 2002, the Company entered into an agreement with Belsen Getty for consulting services related to merger and acquisition possibilities, future capital funding, and related financial matters. The Company paid Belsen Getty $25,000 and principle shareholders agreed to transfer 329,000 of their existing capital stock to Belsen Getty.

NOTE 3 - LETTER OF INTENT AND SUBSEQUENT STOCK EXCHANGE AGREEMENT

On September 26, 2002, the Company entered into a Letter of Intent with Neuro Bioscience, Inc. ("Neuro"), by which the Company would fully acquire Neuro's stock in exchange for the issuance of 9,000,000 restricted shares of common stock of the Company. On November 12, 2002, the Company consummated a Share Exchange through a special shareholder meeting in which the ownership of the Company changed by a majority share acquisition of Neuro. After the Share Exchange, Neuro owns approximately 93.4% of the total issued and outstanding shares of the Company. Also in connection with the transaction, management of the Company changed through the nomination and election of a new board proposed by Neuro.


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

Results of Operations

Mortgage Professionals Lead Source, Inc. ("MPLS") was incorporated in Utah on February16, 2001 and has been involved primarily to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares and start-up marketing operations. The offering became effective with the Securities and Exchange Commission (SEC) on August 16, 2001 and in the State of Utah on such date by coordination. The offering was closed on December 5, 2001 after raising $109,300 in gross proceeds.

As previously reported on Form 8-K, the Company consummated a Share Exchange through a Special Shareholder Meeting on November 12, 2002 in which the ownership of the Company changed by a majority share acquisition of a privately held Company known as Neuro Bioscience, Inc., a Delaware Corporation having its principal place of business in New York City, NY in exchange to NBI's shareholders of most of the Company's stock.

As reported, this exchange resulted in Neuro Bioscience, Inc. being fully acquired by Mortgage Professionals Lead Source, Inc. which then changed its name of record by the filing of Articles of Share Exchange in the State of Utah to Neuro Bioscience, Inc. as of November 14, 2002. As a result of such Share Exchange the following significant events have occurred in the Company:

      (1) The Company has changed its business purpose from attempting to provide mortgage refinancing services to the research, development and potential marketing of experimental new pharmaceutical products through its fully owned and sole operating subsidiary, Neuro Bioscience, Inc.


      (2) Management of the Company has changed through the nomination and election of a new Board proposed by Neuro Bioscience, Inc. as more fully set-out in the 8-K filings by the Company.

     (3) The Company has changed its business location from Utah to 1251 Avenue of the Americas, New York, NY 10020.

      (4) Essentially all of the remaining liquid assets of the Company were employed and expended to pay for costs and services related to the Share Exchange Agreement.

      (5) No value determination of the intangible assets, primarily five development stage pharmaceutical products owned by Neuro Bioscience, Inc., has been made at this time. The Company would intend to file a subsequent 8-K report employing consolidated financial statements for the combined entities within a sixty day period from the filing of its last 8-K on November 14, 2002.

      (6) The principal ownership of the Company now is comprised of five British based business entities who have previously been associated with Neuro Bioscience, Inc. and who collectively own approximately 93.4% of the issued and outstanding stock of the Company pursuant to the Share Exchange. These matters were more fully detailed in the concurrently filed 8-K Report and documents.

      (7) It is not certain what impact, if any, the reorganization will have upon the limited trading market of the Company, but the Company will most likely obtain a new trading symbol, CUSIP number and federal tax number.

AS A RESULT OF THE FOREGOING TRANSACTIONS, EACH PERSON REVIEWING THIS REPORT SHOULD FULLY UNDERSTAND THAT THE ACCOUNTING AND INFORMATION SUPPLIED AS PART OF THIS REPORT IS FOR THE PERIOD PRIOR TO THIS REORGANIZATION THROUGH SEPTEMBER 30, 2002 AND WILL LIKELY BE SUBSTANTIALLY CHANGED AND UPDATED DUE TO THE REORGANIZATION TO BE REPORTED PURSUANT TO THE FUTURE ANTICIPATED FILING OF CONSOLIDATED FINANCIALS AS DESCRIBED ABOVE.

The accumulated deficit for MPLS during the development stage resulting from general and administrative and expenses was $105,133 as of September 30, 2002. There remained approximately $28,450 of net proceeds from the offering as of September 30, 2002. However, as noted above, substantially all of these proceeds have been subsequently expended related to the Share Exchange.

The Company has abandoned implementation of its initial marketing plan to attempt to secure refinancing commitments from home owners and small businesses on existing mortgage loans through mass marketing techniques.


The overhead for the Company was approximately $4,600 per month including estimated expenses for reporting and operating as a public trading company. It is intended that overhead will substantially change as the Company moves to implement future operations from its new base of operations in New York, New York. No assurance is made or implied the Company can continue to exist, or that it will be successful in its new business opportunities. To date, neither MPLS or Neuro Bioscience has realized any revenues or income.


Liquidity and Sources of Capital

The  Company  will seek subsequent private placement financing funds,  loans  or other means to continue its operations, though there can be no assurance or warranty that any such funds will be available. The target range of this funding is $5 to $10 million over the next six to twelve months.

Plan of Operations

The company is presently modifying its business plan to attempt to integrate active development, testing and potential marketing of its five development stage pharmaceutical products. Neuro is engaged in the early development stage of five pharmaceutical products which are intended to treat various human central nervous system disorders and symptoms related to diseases such as Parkinsons Disease, Alzheimers and other central nervous system disorders. It should be noted that these drugs are in the early development stages and that no approval by the FDA or other drug regulatory authority has been obtained for the marketing or distribution of these drugs and no assurance or warranty that such drugs will ultimately be approved, marketed or be efficacious can be made or given by the Company.

Item 3.  Controls and Procedures

     (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed with 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           Part II - Other Information

Item 1.  Legal Proceedings

The Company is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.


Item 2.  Changes in Securities and Use of Proceeds

The company has not had any change in its securities since its last report filing on Form SB-1.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed on December 5, 2001:

     1.   Gross proceeds sold - $109,300.

     2. Accrued offering related costs including printing, accounting, legal and related filing fees - $27,708.

     3. Amount expended to September 30, 2002 on marketing and operations - $53,142.

     4.   Approximate amounts expended related to Share Exchange - $6,600.

     5. Approximate amount expended subsequent to September 30, 2002 unrelated to stock exchange.

     6.   Approximate balance remaining - $10,500*
          *To be substantially expended pursuant to accrued but currently unpaid costs primarily related to SEC filings and share exchange.


Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Subsequent to the date of this Report, the Company held a Special Shareholders Meeting on November 12, 2002 to approve the terms of the Share Exchange including the change of name as generally described above. These changes were approved by majority vote, and the new Board was also elected by majority vote as reported on the Form 8-K.


Item 6.  Exhibits and Reports on Form 8-K:

The Company has filed two reports on Form 8-K subsequent to September 30, 2002 but prior to filing this report:

                 (i) An 8-K was filed October 2, 2002 describing the Letter of Intent and proposed terms of Share Exchange with Neuro Bioscience, Inc.

                 (ii) A subsequent 8-K was filed November 14, 2002 describing the definitive terms of the Share Exchange, name change and shareholder vote.


EXHIBITS:
                 99.1 Certification under Section 90-6 of the Sarbanes-Oxley
            Act (18 U.S.C. SECTION 1350)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  MORTGAGE PROFESSIONAL LEAD SOURCE, INC.


Date:  November 14, 2002      By:  /s/  Gregory Willits
                             _________________________________
                             Mr. Gregory Willits
                             President - (Resigning)


Date:  November 14, 2002     By:   /s/  Michael J. Christensen
                             _________________________________
                             Mr. Michael J. Christensen
                             Chief Financial and Accounting Officer
                             (Resigning)


                                  EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Mortgage Professional Lead Source, Inc. now known as Neuro Bioscience, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Gregory Willits, President and Mr. Michael J. Christensen, Chief Financial and Accounting Officer of the Company, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                             /s/  Gregory Willits
                             ___________________________________
                             Mr. Gregory Willits
                             President


                             Michael J. Christensen
                             ___________________________________
                             Mr. Michael J. Christensen
                             Chief Financial Officer




                                  Attachment A

                                  CERTIFICATION


I, Gregory Willits, President, of Mortgage Professionals Lead Source, Inc certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Mortgage Professionals Lead Source, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               DATE:       November 14, 2002

                             /s/  Gregory Willits
                              __________________________________
                              Gregory Willits
                              President

                                  Attachment A



                                  CERTIFICATION


I, Michael J. Christensen, Chief Financial Officer, of Mortgage Professionals Lead Source, Inc certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Mortgage Professionals Lead Source, Inc.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               DATE:  November 14, 2002

                             Michael J. Christensen
                              _______________________
                              Michael J. Christensen
                              Chief Financial Officer