Form 10KSB
period 2002-12-31
NEURO BIOSCIENCE INC
filed 2003-04-16
CIK 1139820

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                                                  April, 2003

MARK ONE

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                           or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 333-60362

                             NEURO BIOSCIENCE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              UTAH                             87-0670014
              ----                            -----------
   (STATE OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

     1251 Avenue of the Americas, 35th Floor, Suite 29
        New York, NY   10020                           10020
        --------------------                           -----
        ADDRESS OF PRINCIPAL                          ZIP CODE
        EXECUTIVE OFFICES

Registrant's telephone number, including area code: (212) 591-0256

                                      Name of each exchange on
     Title of each class                          which registered
     Common - $0.001 Par Value                         None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate  by  check  mark whether the Registration (1)  has  filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X     NO   (Initial filing)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [X]
As of March 1, 2003, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the net worth of the company would be a negative net worth. The company has no current trading market.

State issuer's revenues for its most recent fiscal year.    NONE

As of March 1, 2003, the Registrant had outstanding 10,069,300 shares of common stock ($0.001 par value); 50,000,000 shares authorized.


                                TABLE OF CONTENTS

PART I
                                                                Page

ITEM 1    DESCRIPTION OF BUSINESS                                 3

ITEM 2    DESCRIPTION OF PROPERTIES                              28

ITEM 3    LEGAL PROCEEDINGS                                      28

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    29

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDERS MATTERS                           29

ITEM 6    SELECTED FINANCIAL DATA                                30

ITEM 7    PLAN OF OPERATION                                      30

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA             32

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES                32

PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         32

ITEM 11   EXECUTIVE COMPENSATION                                 34

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                         35

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         36

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                                    37

          SIGNATURES                                             38


                                     PART I

                                Item 1.  BUSINESS


     Our discussion and analysis of the Business and subsequent discussion of Financial Conditions may contain forward-looking statements that involve risks and uncertainties. The statements contained in the Report are not purely historical but are forward-looking statements including, without limitations, statements regarding Neuro Bioscience, Inc. ("Neuro's") expectations, beliefs, estimates, intentions, anticipations and strategies about the future. Words such as, "anticipates," "expects," "intends," "plans," "believes, "seeks," "estimates," or variations of such words and similar expressions, are intended to identify such forward-looking statements, but their absence does not mean the statement is not forward-looking. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements as a result of various factors. Specifically, and not in limitation of these factors, Neuro may alter its plans, strategies, objectives or business. This disclaimer is made in reliance upon the safe harbor provisions of the Private Securities Reform act of 1995.

(A)  GENERAL AND HISTORICAL

      Neuro Bioscience, Inc. ("Neuro") became a public entity on approximately November 14, 2002 upon the completion of an acquisition of Neuro Bioscience, Inc., a privately held Delaware corporation, by an inactive public corporation known as Mortgage Professionals Lead Source, Inc. ("MPLS") after which share acquisition the name of the public corporation was changed to Neuro Bioscience, Inc. and it assumed, as its sole business activities, the business of Neuro as its sole operating subsidiary. This type of reorganization is sometimes referred to as a "reverse acquisition" since the surviving company takes on the name, all of the attributes, business and appoints management directly selected by the acquired company as part of the reorganization.

     MPLS was incorporated in Utah on February 16, 2001 and completed an initial public offering of its securities in December, 2001, raising approximately $109,300 of net proceeds from this offering pursuant to an SB-2 registration filing which also became effective in the state of Utah by coordination.

      The initial intended business of MPLS was to engage in the marketing of home loan mortgage refinancing through various media activities with the company retaining a fee for referral to mortgage refinance companies. By mid 2002, the company had expended the majority of its offering proceeds in a failed attempt to create an active business and market for mortgage referrals. It initially engaged in television advertising attempts, then radio, then billboard and finally direct mailings. The Board of Directors of MPLS then concluded by the third quarter of 2002 that it did not appear to be feasible to continue to pursue the original business model and abandoned further business or marketing efforts in the mortgage refinance business. At the time that the initial business plan of the company was terminated, the company had expended approximately $62,151 of the initial offering proceeds and there was remaining approximately $47,149 of net proceeds. The board then determined to seek out and explore new business opportunities. In this endeavor, the company engaged the services of Mr. Andrew Limpert to act as a consulting agent and liaison for potential future business opportunities. The company agreed to pay to Belsen Getty, at the direction of Mr. Limpert, 648,000 shares of its common stock for business and financial consulting services.

      Through the efforts of Belsen Getty, LLC and Mr. Limpert, MPLS was introduced to a private Delaware corporation known as Neuro Bioscience, Inc. which is engaged in the early stage development of six pharmaceutical products or processes through licensing agreements for their development with various third parties. Neuro also seeks to acquire synergistic business operating in the field of drug development and discovery. The description of the current products and the licensing rights are more particularly described and treated under the following specific business section on "Products and Development".

      In September, 2002 MPLS entered into a Letter of Intent to acquire the product and assets of Neuro Bioscience of Delaware. The essential terms of this acquisition provided that the public company, MPLS, would change its name of record in Utah to Neuro Bioscience, have a new board of directors elected by a special shareholder meeting incident to the reorganization as nominated by the then current management of Neuro Bioscience. Neuro Bioscience of Delaware would then operate as the sole business subsidiary for the development of the pharmaceutical products and processes. Neuro Bioscience, Inc., which would remain a Delaware corporation, would be wholly owned by the prior MPLS. Neuro Bioscience of Delaware has subsequently changed its name to Neuro Acquisition Corporation to avoid confusion with its parent. With this description of the reorganization, all subsequent references in this annual report to Neuro or Neuro Bioscience, Inc. shall mean the publicly held Utah Corporation for which this report is being completed, unless the subsidiary is specifically identified. The reorganization was completed and ratified by shareholder vote on November 14, 2002. Articles of Name Change for MPLS to Neuro Bioscience were filed in Utah on November 18, 2002.

     Neuro Bioscience of Delaware has a wholly owned subsidiary in Great Britain known as Neuro Bioscience Limited, a privately held and chartered corporation in Great Britain which is wholly owned by Neuro Bioscience of Delaware. This subsidiary was previously known as European Life Science Research Limited and was incorporated on December 9, 1997. Since April 8, 2002 it has been known as Neuro Bioscience Limited and will be referred to in this report as Neuro Bioscience of Britain. The essential purpose of this subsidiary is to provide on-site management review and supervision of the license rights and product development obligations entered by Neuro Bioscience of Delaware. Since most of the licensors of the Pharmaceutical Products are British entities, it has been deemed historically appropriate to have an on-site supervision and management entity to supervise the operation and development of the pharmaceutical products and processes pursuant to these license agreements. A more detailed description of the current management operation of Neuro Bioscience of Britain is set-out under the specific subheadings which follow for each of the entities.


     By way of current general description, all operations and directions of the company are now vested in the board of directors of Neuro which fully oversees and directs the operations of its sole operating subsidiary, Neuro Bioscience of Delaware, which in turn is the licensee of the six principal pharmaceutical products or processes currently under development by the company. Neuro Bioscience of Britain, as a wholly owned subsidiary of Neuro Bioscience of Delaware, continues to provide on-site management and supervision of the implementation of the license rights and product development in Great Britain with the various licensors. Neuro Bioscience of Great Britain has one director and principal officer who is also a director and principal officer in Neuro Bioscience of Delaware and Neuro Bioscience, the public entity, thereby providing a direct line of responsibility and reporting as to the field activities of the company.

      The company may consider, but has not finally determined to complete, a formal statutory merger between Neuro Bioscience of Delaware and the parent company in the future. Any such event would, of course, be reported as required by various state laws, as well as reporting requirements under the Securities and Exchange Act of 1934 (34? Act) to shareholders as part of a closed end merger, if and when such action is taken by the board of directors.

      The company is also considering, during the current calendar year of 2003, the possibility of upgrading its current stock exchange listing from the current Electronic Bulletin Board as sponsored by the National Association Securities Dealers (NASD) to the newly sponsored and proposed BBX Listing also to be administered by the NASD. Any company, as part of a BBX Listing, would be required to propose and adopt certain reorganizational matters to its structure including the designation of an independent audit committee. Neuro is currently reviewing those requirements and the prospects of a proposed BBX
Listing. Again, any shareholder would be advised through notice and any required voting on proposals incident to such listing as required by both state corporate law and 34? Act requirements.

     Neuro is an emerging biotechnology company that is focused on the discovery, development and commercialization of drugs or procedures to treat diseases and disorders of the human central nervous system, generically "CNS" Drugs or processes. The Company has products targeted against Alzheimer's, Depression, Multiple Sclerosis, and Parkinson's Disease. The company will seek to develop these products by entering into co-development, licensing and marketing agreements with pharmaceutical partners.

     Neuro Bioscience's primary strategy is developing its existing products and acquiring other late stage product candidates in the CNS Drugs sector. By focusing on this particular developing sector there is the opportunity to acquire and develop potential "Blockbuster" products, though no assurance or warranty of the successful development of any product can be made or given.

     Neuro Biosciences's goal is to become a continuously profitable company excelling at the creation of CNS focused drugs using an integrated acquisition, development and medical paradigm to provide maximal value for the patient and for the shareholder.

     The following are the key elements of the business strategy we are employing to achieve the Neuro Bioscience ultimate goals:



 .   Create  a  risk-balanced drug portfolio. To increase the  probability  of successful drug development efforts, we are pursuing multiple promising targets with multiple drug or stem cell treatment related candidates for multiple CNS applications. Neuro Bioscience believes that the robustness of a drug portfolio should be based on the diversity of the programs in the pipeline, rather than betting on a single potential drug. We are concentrating our efforts on key CNS areas within which clinical indications may be developed for a variety of applications, balancing risk against potential value. It must also be noted, however, that by diversifying the product development alternatives for a young start-up enterprise, there will be less potential capital available for each proposed developmental drug or process.

 .   Neuro in-licenses early mid-stage products and will use its management and advisory  network  to  attempt to build value and commercialize  its  product
   candidates.   New  drug  candidates  will be  sought  from  institutions  and universities and Neuro will commit to develop these drugs using the facilities from these institutions, thereby reducing cost and risk. We believe this integrated medical feedback loop may speed development of compounds in the clinic, and we hope to deploy additional resources to support the early clinical trials of our lead drug candidates.
   Prospectively, this should also provide a solid foundation for working with medical institutions which will feed Neuro's product portfolio.

 .   Neuro Bioscience's essential partnering strategy seeks to retain ownership and control of programs as far downstream as possible, balancing risk for the Company while maximizing return for shareholders. We are building capabilities, subject to financing, to take programs further in clinical development. These capabilities, as funded, would enable us to pursue a flexible business model, using partnered programs when we feel it will be competitively and economically advantageous to do so. When we partner our programs we seek to collaborate with pharmaceutical leaders with demonstrated strengths and resources which complement our own.

 .   Neuro will most likely derive profits from the commercialization of its drug candidates in collaboration with other biopharmaceutical companies. Neuro will enter co-marketing, licensing and co-develop agreements with other parties and will take an upfront payment and royalties on sales from its partners.


(B) PRODUCTS AND MARKETS

      As generally introduced above, the company is presently engaged in the development as a licensee, of six early development stage pharmaceuticals or pharmaceutical processes, all of which are generically involved in the treatment of symptoms and potential general remedial treatment of various forms of neurological diseases, such as Parkinsons's Disease, Alzheimers and related types of neurological disorders. The Company is also looking to acquire synergistic companies to assist in the growth and operations of its development and research functions. The following is a general description of the pharmaceutical product or process and the licensor with which Neuro is developing this product or process. Following the general outline in the table, will be a more particular description along with its current developmental status:


Neuro Designation                                       Status of
of Pharmaceutical       General         Description of    FDA or    Projected
     Product         Description of        Licensor        EMEA      Market
                        Product                         Approval*     Date
-----------------------------------------------------------------------------

NEBO 174           Pharmaceutical      Stegram          Phase II      2006
                   product for         Pharmaceuticals
                   treatment of
                   depression and
                   related symptoms.

NEBO 176           Pharmaceutical      RLI Limited      Phase I       2007
                   process for
                   treatment of
                   Parkinsons Disease
                   and related
                   disorders.

NEBO 177           Pharmaceutical      Cronbridge       Phase III     2005
                   product for         Ventures
                   treatment of        Limited
                   depression and
                   related symptoms

NEBO 178           Pharmaceutical      Stegram          Phase I       2007
                   process for         Pharmaceuticals
                   treatment of
                   Alzheimers Disease
                   and related
                   symptoms.

NEBO 224           Pharmaceutical      RLI Limited      Phase I       2007
                   process for
                   treatment of
                   arthritis and
                   related symptoms.

BOW 304            Pharmaceutical      Kingston         Phase I       2007
                   product for         Scientific
                   treatment of        Partnership
                   Multiple Sclerosis
                   and related
                   symptoms.

*Products are at trial stage indicated or ready to commence trial indicated.

Specific Description of Product and Development Stage

NEBO 174

      NEBO 174 is a drug proposed for the treatment of depression and related symptoms as licensed from Stegram Pharmaceuticals, a private British based company. The product is to be marketed under the proposed trade name of "Nivazole" on a worldwide basis. The essential terms of the royalty agreement provide for Neuro to have a worldwide development rights to the product as long as there are patent rights and a continuation of the existence of the parties. The contract was entered on September 1, 2002. Neuro will have an obligation to pay a royalty on net sales of between 4% and 10% based upon the amount of net sales.

     The current treatment options for patients with depression are inadequate in many cases. Progress in understanding the causes of depression has been slow according to a recent review in a leading neurological journal (Neuron 2002 Mar 28;34(1):13-25 ). However, attention has been focused recently upon changes in hormones in the brain - neurohormones - and the effect the altered regulation of these neurohormones has on the body. Evidence is now accumulating that in many patients with depression there is a malfunction of the hypothalamic-pituitary-adrenal (HPA) axis - a vitally important control mechanism for release of hormones within the body. A neurohormone produced in the hypothalamic region of the brain stimulates production of a second neurohormone (ACTH) in the pituitary gland, situated at the base of the brain. ACTH in turn causes release of glucocorticoids (stress hormones) from the adrenal glands. When the level of these stress hormones in the blood becomes high there is a feed-back mechanism that tells the hypothalamus to reduce production of the initial stimulatory hormone. In this way the body normally controls the blood levels of the stress hormones. This is very important since an excess of the stress hormones, or prolonged exposure to the hormones, has a damaging effect on the body. One of the consequences of prolonged exposure to stress hormones is now known to be depression. Work done by scientists at the Department of Psychiatry and Center for Basic Neuroscience in The University of Texas (Neuron 2002 Mar 28;34(1):13-25 ) has shown that this malfunction of the neurohormone mechanism also affects areas of the brain that are critical in regulating motivation, eating, sleeping, energy level, circadian rhythm, and responses to rewarding and aversive stimuli, which are all abnormal in depressed patients.

     A study published in another leading medical journal - Neuropsychopharmacology in 2001 (Aug;25(2):267-76) from the Department of Psychiatry and Mental Health Research Institute at the University of Michigan, Ann Arbor, showed that dysfunction of the HPA axis, and elevated stress hormone levels was found in over 25% of pre-menopausal women with major depression. Since the levels of stress hormones increases with age it is likely that the incidence of HPA dysfunction in older patients with depression is likely to be much higher.

     The high blood level of stress hormones is the measurable indicator of the HPA dysfunction but the real defect lies in the brain. It appears from recent scientific evidence that glucocorticoid (stress hormone) receptors in the hypothalamus and pituitary do not respond properly to levels of the stress hormones and the built-in control mechanism malfunctions.

     The company's drug, nivazole (Novozol) is intended to target the glucocorticoid receptors in the early brain and to help restore their normal responsiveness to stress hormones. In so doing it has been shown in experimental animals and in a Phase I study that Novozol can reduce the level of stress hormones in the body. Extensive pre-clinical work has been done to demonstrate the action of Novozol and its action has been replicated in a number of cell lines and animal species. In addition, a Phase I study was conducted in 20 patients and the drug was well tolerated without major side-effects.

     The company plans to conduct Phase II clinical studies of Novozol in patients with major endogenous depression.

NEBO 176

      NEBO 176 is a biological process based upon stem cell research to develop naturally occurring biological compounds for the treatment of Parkinsons Disease and related neurological disorders. A development and marketing agreement was entered September 1, 2002 with RLI Limited, a privately held British company which provides for the joint development and marketing of this product on a worldwide basis as long as the patent rights exist and the parties to the
agreement  continue.   Neuro will have an obligation to pay royalties on net
sales ranging  from  4%  to 10% based upon the amount of net sales.

     The Stem Cell technology platform is being developed for the treatment of both Parkinson's Disease and Alzheimer's Disease.

     Parkinson's disease is a common condition that causes an uncontrolled tremor mainly affecting the patient's arms and legs. It is a serious, disabling disease caused by the loss of cells in the midbrain that synthesize the neurotransmitter dopamine. Treatment is usually designed to increase dopamine levels either by directly administering dopamine or by using drugs that prevent the breakdown of naturally produced dopamine.

     In recent years attempts have been made to inject dopamine-producing cells into the affected area of the midbrain. The results of such treatment have not been universally successful and the procedure is fraught with difficulties. However, this potential therapy received a considerable boost by the discovery of specific, undeveloped cells in the brain that have the capacity to develop into any type of brain cell. These "stem cells" (often called human neural stem cells [HNSC's] are the progenitors for the main brain cells and are the source of new brain cell and nerve cell growth. Thus, the brain and nervous tissue are capable of regeneration, a concept that was thought impossible only a few years ago.

     HNSCs can be isolated from both the developing (fetal) and adult central nervous system, can be successfully grown in culture and are self-renewable. HNSCs successfully integrate into the host environment after transplantation into the developing or adult nervous system. HNSCs transplanted into animal models of Parkinson's disease and spinal cord injury have induced functional recovery (Med J Aust 2002 Sep6;177(6):316).

     A large number of logistical and ethical issues impede large-scale clinical trials, not least because harvesting fetal cells is fraught with problems. To this end, alternatives to human fetal cells as donor cell grafts have been examined and accumulating evidence suggests that exogenous treatment with neurotrophic or growth factors, immunosuppressants, free radical scavengers, and anti-apoptotic agents can enhance survival and functional effects of the grafts (Drug Discov Today 2002 Jun 15;7(12):674).

     The company has been working for some years on a novel system to enhance the growth of stem cells. The key feature of stem cells is their "pluripotentiality" - the ability to develop into any other cell type in the body. Thus, a stem cell may be called upon to differentiate into a blood cell or a brain cell, depending on the need. In the early days of development in the fetus this action is of critical importance since the small number of stem cells have to develop into a wide range of very different cells, varying from muscle to skin and nerve cells. Each of these multi-variant cells develop originally from stem cells. The mystery is how the stem cells know how to differentiate into the various types of mature cells and what controls the process. The company believes it has recognized one of the important controlling systems. Work performed by the company's scientists has shown that the control factors can "persuade" stem cells from the bone marrow to develop into cartilage to replace joint surfaces destroyed by arthritis, skin cells to act as skin grafts, and even to form new linings for arteries.

     Although this work is still in the experimental stage there is now enough evidence to support the belief that this could be significant development. The company plans to expand this work in two main areas - the growth of specific brain cells that produce dopamine to treat Parkinson's disease, and the growth of cartilage cells for the treatment of arthritis.


NEBO 177

      NEBO 177 is a drug intended to be marketed for treatment of depression. This pharmaceutical product is licensed from Cronbridge Ventures, Ltd., a privately held British company. The contract was entered on August 22, 2002 and runs indefinitely as along as there exists patent rights and the parties continue as existing entities. Under this development agreement Neuro retains any revenues subject to a royalty to Cronbridge of 10% of net sales.

     Neuro Bioscience have the rights to develop and market a reformulation of a leading anti depressant using a proprietary delivery method. Nebo 177 is a noradrenergic and selective serotonergic antidepressant (NaSSA). Its active compound has a dual-action effect aimed at rectifying the chemical imbalances in the brain that are understood to cause depression.
     A deficiency in the brain of two chemicals-norepinephrine and serotonin-is believed to contribute to depressed mood, poor sleep, anxiety, weight loss, and other symptoms of depression. Nebo 177 is understood to act by increasing the release of both these chemicals from nerve cells in the brain, thereby relieving symptoms.
     In addition, Nebo 177 blocks two specific serotonergic receptor sites so that they do not become stimulated. Some other types of antidepressant stimulate these sites, which may account for their serotonergic side effects such as insomnia, nervousness, nausea and loss of sexual drive.
     Nebo 177 showed in initial tests by the original developer to be highly effective and well tolerated by patients.

     The reformulation and regulatory approval process for NEBO 177 should take approximately 18 months before marketing approval is gained. The compound which this product is based on had fiscal 2001 sales of over $600m.


NEBO 178

      NEBO 178 is a development stage process using stem cell technology to develop biological compounds for the intended treatment of Alzheimers Disease and related neurological disorders. The treatment process relies upon basic stem cell research to develop anticipated biological products for treatment of this disease or related neurological disorders. The product is being developed in a joint development and marketing agreement with Stegram pharmaceuticals, a privately held British corporation. The contract was entered September 2, 2002 and provides royalties of 4% to 10% of net sales to Neuro based upon the amount of net sales. The contract provides for worldwide distribution rights for so long as there are patents and there is a continued corporate existence of the parties.

     The company has developed a compound that has a unique action on key areas of the brain that control memory. This product is a derivative of a parent compound which has increased activity compared to the original drug. This compound will be used in the treatment of early and late stage Alzheimer's disease.

     Important receptors in the brain - called sigma receptors - bind several psychoactive compounds, including cocaine, some steroids, and a range of drugs known to affect the brain (Eur J Biochem 1991 Sep 15;200(3):633-42). There is evidence from published research that a reduction of between 26%-29% in sigma receptor activity is seen in the memory centre of patients with Alzheimer's disease (Brain Res 1993 Oct 1;623(2):299-302). Some experimental drugs that increase responsiveness of sigma receptors have been reported to possess anti-amnesic effects in experimental animals. And a recently published paper (Nippon Yakurigaku Zasshi 1999 Jul;114(1):25-33) has suggested that the sigma-receptor agonists may be promising compounds for the treatment of dementing disorders such as Alzheimer's disease, senile dementia and vascular dementia.

     The company's product, Nebo 178, has been tested in an animal model of Alzheimer's disease and been shown to have profound anti-amnesic properties. This novel function is thought to be through a beneficial action on the sigma receptors in the memory center of the brain. The study was done by scientists at a leading center in France who measured the binding of a radioactively labeled compound to sigma receptors in the brain of mice. A recognized method was used to induce memory loss in these animals, producing an effect similar to the memory loss of dementia (Eur J Neurosci 1999 Jul;11(7):2385-96). The memory dysfunction was associated with loss of binding to the sigma receptors. However, when Nebo 178 was given to the animals the binding to sigma receptors was significantly increased. More important, the memory loss was very much improved and, in certain aspects, returned to normal.

     Management believes this has important implications for treatment of patients with dementia and especially Alzheimer's disease.

     The drug has been extensively studied in man and the pharmacokinetics and side effect profiles are clearly defined. The drug is well tolerated especially in the doses anticipated for clinical trial in Alzheimer's disease.


     The company plans to perform Phase II clinical trials initially to determine the level of efficacy and then to proceed to Phase II clinical trials comparing Nebo 178 with the currently available acetylcholine esterase inhibitors. The company also believes that in early Alzheimer's disease there may be a rationale to use Nebo 178 in combination with existing treatments, utilizing the different modes of action to combined, additive effect.

NEBO 224

      NEBO 224 involves stem cell research and intended biological products or processes for the treatment of arthritis. The product is developed pursuant to a joint licensing and development agreement with RLI, Ltd., a private Gibraltar based British company. The contract was entered January 9, 2002 and provides for worldwide distribution rights so long as there are existing patents and the parties continue their corporate existence. The contract provides for royalties on net sales of 4% to 10% based upon the amount of net sales. For further information on the base for this therapy please see the information on NEBO 176.

BOW 304

      BOW 304 is a drug being developed for the treatment of Multiple Sclerosis and related neurological symptoms. The product is to be developed through a joint development and marketing agreement with Kingston Scientific Partnership of Sterling House, a British based research and development partnership. The license agreement was entered October 4, 2002 and provides for worldwide distribution rights for so long as there are patent rights and the parties continue their corporate existence. The contract provides for royalties on net sales of 4% to 10% depending upon the amount of sales.

     Chronic progressive multiple sclerosis (MS) is a severely disabling demyelinating disease in which autoimmune processes seem to have a major role in the destruction of brain and nerve tissue. Treatment options are limited although beta-interferon has been widely reported to have some beneficial effect in MS. It is assumed that beta interferon has its action on the cells of the immune system that are attacking the patient's nerve tissue.

     Scientific interest has also focused on the nucleoside analogs, a class of drugs that attack and kill T & B lymphocytes - the immune cells of the body. This class of drug was specifically developed to treat cancers formed from lymphocytes i.e. certain acute and chronic leukemias and lymphomas. Indeed, these drugs have proven very effective in these diseases and have revolutionized the treatment of some leukemias.

     Because of their effect on lymphocytes it was reasonable to consider the use of the nucleoside analogs in MS. To date several of the currently available agents have been tested but only one, cladribine, has been extensively studied.

     A 2-year, placebo-controlled, double-blind, crossover study was started in 1992 to evaluate cladribine in the treatment of chronic progressive multiple sclerosis and the results were published in Proc Natl Acad Sci U S A (1996 Feb 20;93(4):1716-20).

     Analysis of the results revealed a favorable influence on the neurological performance scores in patients treated with cladribine. In the first year the most striking finding was that while clinical deterioration continued in the placebo-treated patients, the condition of patients who received cladribine stabilized or even improved slightly.

     A second study of 159 patients with progressive MS (Neurology 2000 Mar 14;54(5):1145-55) showed that cladribine produced and sustained significant reductions in the presence, number, and volume of brain lesions in the MS patients. Cladribine is licensed to Ortho Biotech, a division of Johnson & Johnson and analysts at UBS Warburg predicted in October 2001, that the product would make US sales of $50 million in 2004 for its MS indication.

     Neuro Bioscience has licensed the use of a new nucleoside analog, Bow 304, for the treatment of MS. Laboratory studies comparing BOW 304 with cladribine show the two drugs have similar mechanisms of action but Bow 304 is considerably more active than cladribine and has a better oral absorption pattern.

     Neuro Bioscience's license covers a wide range of autoimmune diseases and is not limited to MS. The company plans clinical trials of Bow 304 in progressive MS.

      Under each of the foregoing development and marketing contracts, it is anticipated that Neuro will be primarily responsible for the cost and effort of continued development, licensing and marketing of each product or process and will apply for patent and trademark protection of the products or processes as it deems necessary and appropriate.

      It should be understood that with each of these products and/or processes no assurance or warranty that the product or process can be successfully developed or marketed is made or implied by Neuro under any conditions. It should further be noted that the completion of one phase of the licensing process is no warranty or assurance that the drug or process will be successfully reviewed and approved in the other licensing stages. Those licensing stages are introduced in the following paragraph and more fully discussed under Government Regulations. Finally, it should be noted that as to each of these products that the company presently does not have the financial resources to fully complete the intended development cost of any one of such products or processes, much less the entire spectrum. It is anticipated and expected that the company may enter into subsequent funding, joint financing or development agreements with other larger and more well established pharmaceutical companies or other third parties as the approval process continues. Each person in relying upon the company in the development of its products and processes should understand that there is no assurance that the products and processes will be successfully marketed or be marketed within the time frames provided and allowed by the licensing and development agreements with the owner of the product or process. The company owns no patent rights in any of these pharmaceutical products or processes, other than created and to be earned under the previously described development and licensing agreements.

     It is also important that any shareholder, prospective shareholder or other person having a financial interest in Neuro should understand that there is no assurance that the company will complete the licensing process necessary for complete development and marketing of any of the six essential products of the company or any future products or process rights which may be acquired. This licensing process is generally described as follows:


New Drug Application

      The initial requirement is to submit a "New Drug Application", or NDA, to the FDA or EMEA to allow approval of further testing of the drug or process. Typically, this application will include preliminary dates and testing data to demonstrate the drug is efficacious and without apparent severe side effects from laboratory and animal testing. After review and a typical comment process, the FDA will typically approve the drug or process for various phases of human testing as outlined below. In the event of the successful completion of the human phase testing, the drug or process would be given a provisional license for marketing.

Phase I

      Phase I clinical trials represent the initial administration of the investigational drug to a small group of healthy human subjects or, more rarely, to a group of selected patients with the targeted disease or disorder. The goal of Phase I clinical trials is typically to test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

Phase II

      Phase II clinical trials involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

Phase III

       Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at geographically dispersed study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product labeling The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosing regimen.

       All of the phases of clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

Manufacturing

       We do not have and do not intend to establish any internal product testing, manufacturing or distribution capabilities. Our strategy is to enter into collaborative arrangements with other companies for the clinical testing, manufacture and distribution of its products. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial-scale manufacturing, in exchange for exclusive or semi-exclusive rights to market specific products in particular geographic territories. Manufacturers of our products will be subject to cGMP prescribed by the FDA or other rules and regulations prescribed by foreign regulatory authorities. No such manufacturing or distribution agreement currently exists.


Research and Development

     In developing new products, we consider a variety of factors including: (i) existing or potential marketing opportunities for these products; (ii) our capability to arrange for the manufacture of these products on a commercial scale; (iii) whether these products complement our existing products; (iv) the opportunities to leverage these products with the development of additional products; and (v) the ability to develop co-marketing relationships with pharmaceutical and/or other companies with respect to the products. We intend to fund future research and development activities at a number of medical and scientific centers in Europe and the United States. Costs related to these activities are expected to include: clinical trial expenses; drug production costs; salaries and benefits of scientific, clinical and other personnel; patent protection costs; analytical and other testing costs; professional fees; and insurance and other administrative expenses. We currently have six part-time employees that are involved in research and development activities.


Anticipated Product Funding

      With reference to the enclosed financial statements, Neuro presently does not have financial resources to develop any one of the pharmaceutical products or processes to the point of commercial marketing, much less all of the products. Neuro intends as part of its overall financial plan of financing, to continue limited operations and the present early phase of licensing and testing on acquired products the reverse acquisition funds MPLS and funds available from Jano Holdings, Ltd., as described below. Further testing and any subsequent marketing would require the infusion of substantial subsequent capital. The Company cannot accurately determine the total developmental cost for the licensed drugs and processes at this time.

      Neuro anticipates that should it be successful in early phase testing and licensing of the product, that it may be able to attract additional capital to the company by a secondary offering, some form of private placement offering or by entering into joint development and marketing agreements with larger pharmaceutical establishments. Finally, Neuro anticipates, but cannot warrant, that should it successfully market one or more of the products in the advanced licensing stages, it may be able to employ proceeds of anticipated sales to develop other products. NO ASSURANCE OR WARRANTY CAN BE MADE THAT ANY OF THESE ALTERNATIVE FINANCING PLANS WILL BE REALIZED.


Patent Rights

      The Company has licensed all of its current products and the patents on these products are owned by the original inventors. As part of the joint development contracts and procedures, Neuro would be responsible for obtaining subsequent patents and trade name protection for the pharmaceutical product to process, where applicable, but has not done so to date for any of the products or processes

       Our success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties. Our policy is to file patent applications in the United States and/or foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we will rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

          Through our current license agreements, we have acquired the right to utilize the technology covered by five issued patents, as well as additional intellectual property and know-how that could be the subject of further patent applications in the future. We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patents will be issued from any applications or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us have obtained or may obtain
United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

         We could incur substantial costs in defending ourselves in infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. No assurance can be given that any of these licenses would be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of our products.

          We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose this technology or that we can meaningfully protect our trade secrets.

          It is our policy to require our employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.


(C) CAPITALIZATION

      As presently constituted Neuro has 50,000,000 common shares authorized at $0.001 par value. There are no other classes or series of shares. Of the 10,069,300 common shares presently outstanding, approximately 9,000,000 shares are issued to 8 shareholders. These shareholders are primarily entities having a direct or indirect interest in the pharmaceutical products and procedures of the company and all of them are foreign corporations, principally located in Great Britain. Collectively, these shareholders now own 89.1% of the issued and outstanding shares of the company. Approximately 10% is held by prior principals and affiliates, who held shares prior to the reverse acquisition transaction, and the remaining 0.9% is held by the public.

     As part of the Share Exchange (reverse acquisition) between MPLS and Neuro, earlier described (Article VI), there were to be an additional 450,000 common voting shares issued pursuant to an S-8 registration statement to various consultants or agents to the prior MPLS entity. The shares were initially to be issued as Neuro shares prior to closing, but both parties to the Share Exchange have agreed to the extension of the filing of the S-8 registration and issuance of these shares until this consolidated year end Annual Report and financial statements (10-KSB) are filed in order to provide sufficient and adequate public information for the S-8 registration. The issuance of these additional shares were for prior services and will not generate any funds for the Company, but may have an adverse effect upon the limited trading market for Neuro's shares.

      Neuro also committed, pursuant to the Share Exchange Agreement (Section 6.02) and subsequent informal amendment thereto, to issue to the prior affiliates of MPLS (Belsen Getty, LLC, Gregory Willits, Michael Christensen and Sherman Tingey) a total of 503,465 warrants to acquire the restricted common stock of Neuro at $0.001 per share exercisable within the next six months commencing April 10, 2003. It is anticipated these warrants will be exercised promptly without generating any significant income to the company. The shares should not become tradable until approximately one year from the exercise date under Rule 144, but may have an adverse impact on the price of the company's shares at that time.


     In summary, the corporation is essentially controlled by the group of eight principal shareholders located in the USA and Europe and should remain under their control for the foreseeable future.

     The company presently does not have any stock rights or options authorized or issued. It would be anticipated, as part of the needs of the company to raise interim funding, some portion of the authorized but unissued shares will be issued in the future if these funding efforts are successful. No present agreement, offering or arrangement to place shares presently exits.

(D)  PLAN OF OPERATION

      As somewhat generally described above, the company currently does not have sufficient revenues to complete the full development, licensing and marketing of its six pharmaceutical products and processes. As a result, the company will continue with its limited present capital resources as per its credit agreement with Jano Holdings Limited to maintain current operations of the corporation and to engage in limited licensing compliance procedures. However, before significant progress can be made in the licensing process of each of the pharmaceutical products, the company will be required to raise significant additional capital.

      Jano Holdings, Limited is a privately held Gibraltar corporation which provides an initial line of credit funding for the company as described below.

      In August 2001, the Company obtained a secured financing facility with Jano Holdings for $2,000,000, bearing interest at a rate of 7% per annum. The Facility provides for up to $2,000,000 in short term financing available in several tranches, subject to criteria, conditions and covenants set forth in the agreement. The Facility is secured by the pledge of the assets of the Company. It is anticipated this credit facility will provide initial operating capital for approximately the next twelve months. See further discussion under the Plan of Operation (Item 7) and in the attached and incorporated exhibits.

      The company primarily intends to raise additional capital by seeking out potential institutional or private investors who would invest funds on a private placement basis. Since no current offering has been outlined or implemented, no specific description is possible at the present time to form, amounts or terms of such private placement. The company would intend that any such private placement would primarily consist of its common stock which would be sold as restricted common stock in a private placement offering either in the United
States or Great Britain or some combination of these jurisdictions. It is possible, though not presently anticipated; the company may also sell debt instruments not presently authorized by the company as part of its current funding efforts. It is anticipated such private placement funding would be intended to raise approximately $10,000,000 over the next calendar year period, if successful.

      The company may also subsequently engage in a second offering of its securities through a registration process. It may also be required to enter into undertakings to register stock sold in the anticipated private placement offerings, though no arrangement or commitment as to such fundings have been undertaken.


      It is possible, though highly improbable, that the company could obtain commercial loans sufficient to implement its product development, but it will make some efforts to explore the source of such funding as a supplemental source of capital for development.

      Finally, the company will seek out joint participation funding from other pharmaceuticals or other related industry participants who may be willing to finance the further development, licensing and initial marketing of the products under a sub-license or funding agreement. The company is most optimistic that this may constitute a significant source of developmental funds, though it can make no assurance or warranty of the success of such efforts which are presently being explored through various potential industry participants.

      As noted previously, the company may finally attempt to fund later development and licensing of products if it obtains licensing and marketing rights of some of the earlier products from anticipated revenues of those products, though no assurance that such funding will be available can in any way be made or implied at this time.

     As also indicated above, the lack of current capital and the contingency of future capital resources constitutes a significant risk factor to anyone acquiring or trading in the shares of this company at the present time. Further, significant risks exist in that there can be no warranty or assurance that the pharmaceutical products or procedures will ultimately be determined efficacious or marketable.

(E) COMPETITIVE FACTORS

      The biopharmaceutical industry is highly competitive and subject to rapid and substantial technological change. Developments by others may render our products under development or technologies noncompetitive or obsolete, or we maybe unable to keep pace with technological developments or other market factors. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the lifestyle drug field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing development-stage pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing and other resources. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Our competitors may develop products that are safer, more effective or less costly than any products we may develop or may be able to complete their development more quickly. If a competitor were to develop and successfully commercialize a drug similar to one we were working on before us, it would put us at a significant competitive disadvantage.

     The global CNS market is dominated by four major players, GlaxoSmithKline, Lilly, Pfizer and Janssen, which held a combined market share of 38.8% in 2001. Market concentration has remained constant in recent years - the same four players accounted for 39.3% of the market in 1999.


     GlaxoSmithKline surpassed Lilly as the global CNS market leader for the first time in 2001, recording portfolio sales of $5.8bn. This was the result of a strong sales performance for Wellbutrin and Seroxat/Paxil, in addition to the patent expiry of Prozac, which obviously had a negative impact on Lilly's CNS portfolio performance.

     Prozac and Zyprexa's combined revenues in 2001 were $5.1bn, representing over 95% of Lilly's CNS portfolio's sales. This over-reliance on the sales of two blockbusters emphasizes the need for a strong R&D pipeline to sustain
Lilly's CNS revenues. It also provides competitors such as GSK, Pfizer and Janssen an opportunity to strengthen their position in the CNS market over Lilly.

     Pfizer's CNS portfolio is currently dominated by two products, Zoloft and Neurontin, which together provided over $4bn of the total CNS portfolio's $4.7bn in 2001. Zoloft's prospects appear to be strong enough to support Pfizer's CNS portfolio in the medium term.

     The fastest growing global player in terms of CNS sales in 2001 was Janssen, recording revenues of $4.3bn. This was due to a solid sales performance for products in a diverse range of markets, including Risperdal, Duragesic, Ultram and Topamax.

     The only company to witness a (marginal) decline in its CNS portfolio's value in 2001 was Novartis. Key revenue drivers such as Tegretol and Leponex are beginning to suffer due to competition from newer agents and generics.

(F) GOVERNMENT REGULATION

     Neuro will compete in a highly regulated environment. In the United States the Food and Drug Administration (FDA) requires a multi-step testing and approval of the safety and efficacy of drugs and pharmaceutical procedures as generally outlined in the Business Section above. Even after the approval for commercial marketing of such products or procedures is obtained through the multi-phase licensing, the company will be subject to continuing scrutiny and review by the FDA should the drug or procedure manifest what the FDA considers to be significant contra indications or side effects. In such event, the marketing of the product may be suspended at any time.

     Essentially, similar license and review functions of the FDA are imposed by
the   European  Medical  Evaluations  Agency  (EMEA)  for  the  utilization  and distribution of drugs in Great Britain and most of the European economic union.

1 As will be noted from the preceding section and tables in the Business Section, most of the pharmaceutical products and processes of the company, which are currently under license, are in relatively early licensing stages and will not be ready, under even the most optimistic assumptions, for a substantial period of time.

     All pharmaceutical manufacturers in the United States are subject to continuing regulation by the FDA after licensing under the authority of the Federal Food, Drug, and Cosmetic Act. Under the Act, the federal government has extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers to ensure compliance with FDA regulations. Those powers include, but are not limited to the authority to:

     *  initiate  court action to seize unapproved or  non-complying products;

     *  enjoin non-complying activities;

     * halt manufacturing operations that are not in compliance with current good manufacturing practices prescribed by the FDA;

     *  recall products which present a health risk; and

     *  seek civil monetary and criminal penalties.

        Other enforcement activities include refusal to approve product applications or the withdrawal of previously approved applications. Any enforcement activities, including the restriction or prohibition on sales of products marketed by us or the halting of manufacturing operations of us or our collaborators, could have a material adverse effect on our business and prospects. In addition, product recalls may be issued at our discretion or by the FDA or other domestic and foreign government agencies having regulatory authority for pharmaceutical product sales. Recalls may occur due to disputed labeling claims, manufacturing issues, quality defects or other reasons. Recalls of pharmaceutical products marketed by us may occur in the future. Any product recall could have a material adverse effect on our business and prospects.

            FDA Approval Process. We have a variety of products under development, including line extensions of existing products, re-formulations of existing products and new products. All "new drugs" must be the subject of an FDA-15 approved new drug application before they may be marketed in the United States. All generic equivalents to previously approved drugs or new dosage forms of existing drugs must be the subject of an FDA-approved abbreviated new drug application before they may by marketed in the United States. In both cases, the FDA has the authority to determine what testing procedures are appropriate for a particular product and, in some instances, has not published or otherwise identified guidelines as to the appropriate procedures. The FDA has the authority to withdraw existing new drug application and abbreviated application approvals and to review the regulatory status of products marketed under the enforcement policy. The FDA may require an approved new drug application or abbreviated application for any drug product marketed under the enforcement policy if new information reveals questions about the drug's safety or effectiveness. All drugs must be manufactured in conformity with current good manufacturing practices and drugs subject to an approved new drug application or abbreviated application must be manufactured, processed, packaged, held and labelled in accordance with information contained in the new drug application or abbreviated application.

       The required product testing and approval process can take a number of years and require the expenditure of substantial resources. Testing of any product under development may not result in a commercially-viable product. Further, we may decide to modify a product in testing, which could materially extend the test period and increase the development costs of the product in question. Even after time and expenses, regulatory approval by the FDA may not be obtained for any products we develop. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA review. Any regulatory approval may impose limitations in the indicated use for the product. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections. Subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

           Foreign Regulatory Approval. Even if required FDA approval has been obtained with respect to a product, foreign regulatory approval of a product must also be obtained prior to marketing the product internationally. Foreign approval procedures vary from country to country and the time required for approval may delay or prevent marketing. In certain instances, we or our collaborative partners may seek approval to market and sell some of our products outside of the United States before submitting an application for approval to the FDA. The clinical testing requirements and the time required to obtain foreign regulatory approvals may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism for new pharmaceutical products in place, each European Union country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive, and some European Union countries require price approval as part of the regulatory process. Thus, there can be substantial delays in obtaining required approval from both the FDA and foreign regulatory authorities after the relevant applications are filed.

      Abbreviated New Drug Application Process. FDA approval is required before a generic equivalent to a previously approved brand drug or new dosage form of an existing brand drug can be marketed. Approval to market these products in the United States may be obtained by submitting an abbreviated application to the FDA. When processing an abbreviated application, the FDA waives the requirement of conducting complete clinical studies, although it may require bioavailability and/or bioequivalence studies.

     Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An abbreviated application may be submitted for a drug on the basis that:

    *     it is bioequivalent to a previously listed drug;

    *     contains the same active ingredient;

    * has the same route of administration, dosage form and strength as the listed drug; and

    *     otherwise complies with legal and regulatory requirements.


      In May 1992, the Generic Drug Enforcement Act was enacted. The Generic Act allows the FDA to impose debarment and other penalties on individuals and companies that commit specified illegal acts relating to the generic drug approval process. In some situations, the Generic Act requires the FDA to debar, or not accept or review abbreviated applications for a period of time a company or an individual that has committed certain violations. It also provides for temporary denial of approval of applications during the investigation of some violations that could lead to debarment. In more limited circumstances, the Generic Act provides for the suspension of the marketing of approved drugs by the affected company. Lastly, the Generic Act allows for civil penalties and withdrawal of previously approved applications. Neither Bioenvision nor any of our employees have ever been subject to debarment.

     Manufacturing Practices and Operations. Among the requirements for drug approval by the FDA is that the manufacturing procedures and operations of companies that manufacture products for us conform to current good manufacturing practices. The current good manufacturing practices regulations must be followed at all times during the manufacture, storage and distribution of pharmaceutical products. In complying with the standards set forth in the current good manufacturing practices regulations, these companies must continue to expend time, money and effort in the areas of production, quality control and record keeping to ensure full compliance.

       If the FDA believes a company is not in compliance with current good manufacturing practices, certain sanctions are imposed upon that company including:

..    withholding  from the company new drug approvals as well as  approvals for supplemental changes to existing applications;

..    preventing the company from receiving the necessary export licenses to export our products; and

..    classifying  the  company  as  an  "unacceptable  supplier"  and  thereby disqualifying the company from selling products to federal agencies.


New Drug Applications

       New Drug Application Process. FDA approval is required before any new drug can be marketed. A new drug application is a filing submitted to the FDA to obtain approval of a drug not eligible for an abbreviated application and must contain complete pre-clinical and clinical safety and efficacy data or a right of reference to this data. Before administration of a new drug in healthy human subjects may begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data, typically obtained from studies in animal species, or laboratory studies, are submitted in an investigational new drug application, or its equivalent in countries outside the United States, where clinical trials are to be conducted. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.


           Clinical trials are typically conducted in three sequential phases, although the phases may overlap. Phase I frequently begins with the initial introduction of the compound into healthy human subjects prior to introduction into patients. During Phase I the product is tested for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the compound for a specified indication, to determine dose tolerance and the optimal dose range as well as to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at typically dispersed study sites, in order to determine the overall risk-benefit ratio of the compound, and to provide an adequate basis for product labelling. Each trial is conducted in accordance with standards under protocols that detail the objects of the study, the parameters to be used to monitor safety and efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the investigational new drug application. In some cases, the FDA allows a company to rely on data developed in foreign countries and therefore not independently repeat some or all of those studies.

       Data from pre-clinical testing and clinical trials are submitted to the FDA as a new drug application for marketing approval and to other health authorities as a marketing authorization application. The process of completing clinical trials for a new drug may take several years and require the expenditure of substantial resources. Preparing a new drug application or marketing authorization application involves considerable data collection, verification, analysis and expense. Approval from the FDA or any other health authority may not be granted on a timely basis, if at all. A number of factors affect the approval process, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny a new drug application or marketing authorization application if the regulatory criteria are not satisfied. These authorities may also require additional testing or information.

           Even after initial FDA or other health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Additional studies are also required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or other regulatory authorities require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. If there are any modifications to the drug, including changes in indication, manufacturing process or labelling or a change in the manufacturing facility, an application for approval of the changes must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labelling and advertising activities to assure that these activities are being conducted in conformity with statutory and regulatory requirements.

       Controlled Substances. We may also market drugs which the government considers controlled substances, as defined in the federal Controlled Substances Act and similar state laws. These laws establish licensing, security and record keeping requirements administered by the Drug Enforcement Agency and similar state agencies, as well as quotas for the manufacture, purchase and sale of controlled substances. The Drug Enforcement Agency could limit or reduce the amount of controlled substances which we are permitted to market. We have not experienced sanctions or fines for non-compliance with these regulations, but no assurance can be given that any sanctions or fines would not have a material adverse effect on our business and prospects.

            Foreign Regulatory Process. To market drugs in non-U.S. jurisdictions, we must also receive authorization from the respective regulatory authorities in those jurisdictions. The requirements governing the conduct of clinical trials, applications for marketing authorization, pricing and reimbursement vary widely from jurisdiction to jurisdiction. In the European Union, pharmaceutical legislation requires that a Marketing Authorization Application for a drug produced through the use of biotechnology be submitted for review in accordance with a centralized procedure administered by the European Medicines Evaluation Agency. Based on the preferences of the company submitting a Marketing Authorization Application and the availability and expertise of the members of the review board, members from two European Union member countries are chosen to be "rapporteur" and "co-rapporteur," respectively, for a Marketing Authorization Application. The rapporteur and co-rapporteur are responsible for assisting the company submitting a Marketing Authorization Application with the preparation of a Marketing Authorization Application, and the presentation of the application to the Evaluation Agency's review board. Similar to the requirements of the FDA, the pharmaceutical legislation of the European Union requires that the safety and efficacy of a drug be demonstrated in clinical trials prior to approval of a Marketing Authorization Application for that drug. If approved by the Evaluation Agency, a Marketing Authorization Application is recommended for acceptance by the European Union. Following approval of a Marketing Authorization Application for a drug, the sponsoring company is required to negotiate with the regulatory agency in each member country to establish reimbursement levels and the maximum price at which the drug may be marketed in that country. These reimbursement levels and maximum prices vary from country to country for the same pharmaceutical. No assurance can be given that we will be able to negotiate acceptable reimbursement and pricing levels for any of our products.

       The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations, when and if promulgated or enacted, may have on our business in the future.

     Changes could include required changes to manufacturing methods, expanded or different labelling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation.

       As a consequence of regulatory factors, we cannot be sure that any of our product candidates will meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, regulatory approval may not be obtained for any of our products. Moreover, we cannot be sure that regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction will result in similar approval in other jurisdictions.


       Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition. A disease or condition that affects populations of fewer than 200,000 people in the United States generally constitutes a rare disease or condition. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. A new drug application also grants United States marketing exclusivity for a period of seven years following approval of the Orphan Drug Status, subject to certain limitations. Orphan drug designation does not convey any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

            Our business strategy involves obtaining orphan drug designation for initial development of certain products being developed by us. The possible amendment of the Orphan Drug Act by the United States Congress has been the subject of frequent discussion. Although no significant changes to the Orphan Drug Act have been made for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the Orphan Drug Act. The precise scope of protection that may be afforded by orphan drug designation and marketing approval or the level of exclusivity may be subject to change in the future.

       Changes in Requirements. The regulatory requirements applicable to any product may be modified in the future. We cannot determine what effect changes in regulations or statutes or legal interpretations may have on our business in the future. Changes could require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuation of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. Any changes or new legislation could have a material adverse effect on our business and prospects.

           The products under development by us may not meet all of the applicable regulatory requirements needed to receive regulatory marketing approval. Even after we expend substantial resources on research, clinical development and the preparation and processing of regulatory applications, we may not be able to obtain regulatory approval for any of our products. Moreover, regulatory approval for marketing a proposed pharmaceutical product in any jurisdiction may not result in similar approval in other jurisdictions. Our failure to obtain and maintain regulatory approvals for products under development would have a material adverse effect on our business and prospects.


(G)  NUMBER OF PERSONS EMPLOYED

      At the present time, and excluding principal officers, the company presently employs no full time personnel, as most of its development work is outsourced. Neuro has six part-time employees engaged in various types of


research  and  development.   Neuro Acquisition Corp, the Delaware  Corporation,
has no full-time employees; nor does Neuro Bioscience, Limited, the British corporation.

     Of the three principal officers of the company, Mr. Alan Bowen is engaged on a present full-time basis as the President. The other officers devote such time to corporate business as may be required. All are serving the Company on a deferred compensation basis. See section on compensation at Page 34. It is anticipated that until or unless additional funding is obtained for the company, Neuro will not have resources to pay for additional employees or full-time services of the other officers.


(H)   ENVIRONMENTAL ISSUES

      The company does not have present activities which require any formal environmental compliance so far as presently known to the company. However, active pharmaceutical production may require future specific environmental compliance as to the storage, transportation or disposal of potential hazardous biological waste or chemical by-products of the pharmaceutical manufacturing process. The company cannot more specifically comment on whether it will in the future become subject to such regulations or requirements as it is not certain the degree to which it will actively engage in the actual manufacturing of its pharmaceutical products, or whether the same will be farmed out or sub-contracted to other entities for development should the initial products be developed on a commercial basis.

     At the present time, the company is simply engaged in developmental process which is not believed to generate any significant biological or other environmental hazards and no specific environmental compliance or protocols have been presently implemented.

(I)  RECENT DEVELOPMENTS

     After the end of this reporting period, December 31, 2002, Neuro entered into a significant acquisition commitment whereby Neuro would acquire not less than 74.013% of the outstanding securities and up to 100% of the securities of a private French pharmaceutical company known as CLL Pharma SA ("Pharma") and having its principal office in Nice, France. As a result of this acquisition Pharma would become a substantially or wholly owned subsidiary of Neuro.

     The transaction is dated March 31, 2003 and a copy of the Acquisition Agreement is attached to this filing as a material contract. Neuro will initially acquire 74.013% of the issued shares and 74.450% of the voting shares of Pharma, and will conduct a short tender offer to acquire up to 100% of the issued and outstanding shares by an outside date of 45 days from closing. The exchange ratio of shares will be 107.6676 Neuro shares for each Pharma share tendered not to exceed 8,000,000 shares. Pharma is principally engaged in the business of drug delivery and reformulation technologies. Pharma has five proprietary products and approximately 50 marketing authorizations.

No present attempt has been made to value this acquisition.



                               Item 2.  PROPERTIES


(A)  PHARMACEUTICAL PRODUCTS AND PROCEDURES

      The primary properties and assets of the company are at the present time intangible pharmaceutical products and procedures as previously described in the early developmental stages. Neuro believes that there is substantive future value to these developmental products in the event of their successful licensing and marketing, but cannot realistically present a reasonable market value for these products as previously described at the present time. As a result, these intangible assets are carried at their predecessor cost basis for accounting purposes to the company which does not reflect either their potential market value or the developmental costs associated with these concepts as previously discussed.

(B)  PHYSICAL FACILITIES

      In addition to the intellectual or conceptual properties primarily consisting of pharmaceutical products and procedures, the company has very limited fixed assets as outlined below:

      (1) The company has office space at 1285 Avenue of the Americas, 35th Floor, Suite 29, New York, New York 10020 which is solely a limited business office. The office space is provided by a shareholder at no cost to the company. The Company also has leased space at 32 Haymarket, London, SW1Y 4TP, UK which acts as the operations centre for Neuro Bioscience of Britain. The total monthly rental obligation for this space is approximately $12,000 per month .

      (2) The company has no other physical facilities or place of business at the present time. The facilities in New York should be, at the present time, considered as a combined office facility for Neuro Bioscience, Inc., the parent corporation and Neuro Acquisition Corp, the operating company which holds the actual license rights to the products.


                           Item 3.  LEGAL PROCEEDINGS

      Neuro, nor any of its subsidiaries or affiliated entities, is presently engaged in any litigation, nor are there any known outstanding claims which may lead to litigation.


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neuro has not, since inception, engaged in any general shareholder meeting. It is anticipated that a general shareholder meeting may be held at some point in 2003, but no formal notice or date has been established.


                                     Part II

                 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

      As previously noticed, Neuro has only one class of stock being common stock. All of the stock currently issued and outstanding, as discussed previously under the "Capitalization Section", is presently issued as restricted stock and there is a very limited public trading market.

      Shortly after the reverse acquisition in November of 2002, Neuro's new management obtained a trading symbol (NUBI) so that the stock could be listed for trading on the Electronic Bulletin Board. However, at that time, there was not any free trading stock and all subsequent sales of stock have been sales of restricted stock available for sales under exemptions from registration, primarily Rule 144.

      As a result, there has been extremely limited trading in the company's stock since obtaining the symbol listing on the current Electronic Bulletin Board in approximately December, 2002. Within the context of this limited trading, the trading range for the company's stock has been approximately $3.25 per share to $5.75 per share during this short period from the inception of trading in approximately December, 2002 to March 1, 2003. The company believes that because of the very limited amount of shares currently available for trading that the market is not indicative of a realistic valuation of the company's stock as determined from an open market standpoint and that no one should rely upon the somewhat limited trading activity as representing an accurate indication of the market value of the company or its trading stock at the present time.

     Because of the very limited amount of trading, the company has not prepared or included a market trading table for the limited trading period.

      One of the goals of the company during the ensuing 2003 calendar year will be to explore whether the company should continue its listing strictly on the Electronic Bulletin Board, as regulated by the NASD, or to seek listing on the newly proposed NASD BBX Exchange. The BBX is proposed as a somewhat more sophisticated and broader based exchange for small capital companies, but would also impose further and additional listing requirements upon Neuro which it would not presently meet. Among the most significant of these additional requirements would be the obligation to hold annual meetings and to have an independent audit committee appointed by the Board of Directors with significant independent auditing powers.



      The company is reviewing these and other compliance requirements for the BBX in anticipation of listing on the BBX or a decision to continue, for so long as possible, to remain on the Electronic Bulletin Board. Present indications indicate that ultimately the Electronic Bulletin Board will be phased out after 2003. The company would then have to elect to simply be listed on the "Pink Sheets" or to comply with BBX listings, or to seek some other form of exchange listing. No decisions by Neuro's management has been made as to these matters at the present time and shareholders will be advised of any subsequent decisions as to trading and listing of the company's stock.

                        Item 6.  SELECTED FINANCIAL DATA

      The following selected financial data constitutes a summary of the most significant parts of the attached and incorporated financial statements and notes and does not purport to constitute a full financial disclosure. As a result, the following summary information should be read in connection with, and is subject to, the complete financial statements attached hereto, together with notes.

Selected Financial Data From Inception to December 31, 2002 (Audited):

     Revenues                              $          -

          Costs of Development                  825,000
          Net Sales                            (825,000)

     Operating Costs                            693,212

          Net <loss>                         (1,542,809)
          Net <loss> per share                    (0.17)

     Assets                                       8,965

          Current Liabilities                 1,328,182
          Shareholder Equity                 (1,319,217)

     Total Equity and Liabilities                 8,965

     Accumulated Deficit                     (1,542,809)


                           Item 7.  PLAN OF OPERATION

(1)  Future Financing Needs

      As generally discussed above, Neuro will almost immediately need an infusion of subsequent capital to continue its proposed licensing and development of the pharmaceutical products and procedures. At present it has no financing commitment for its development budget, but will attempt to raise interim funding, as generally outlined below, with the following sources believed to be available in roughly the priority of listing:

      (i) Joint venture or funding agreements with other pharmaceutical or financing entities
     (ii)  Private placement offerings
    (iii)  Subsequent public offering
     (iv)  Potential commercial or bank loans

      The company has no present commitment or undertaking to receive financing from any of the foregoing sources and this fact must constitute a significant risk factor for anyone acquiring an interest in this company or its shares. .


(2)  Liquidity

      At present the company relies on the credit agreement with Jano Holdings Limited which should be sufficient to meet general operating costs for approximately the next 12 months. After that the company would not have any source of continued operational funding unless it raises subsequent capital as generally discussed above. In light of the present limited capital available, the auditors in the notes to the financial statements have made a reservation as to whether Neuro can be considered a "going concern".

      The credit arrangement with Jano provides for a total credit facility of $2,000,000 at an interest rate of 7% APR. Neuro may draw as necessary, subject to a budget approval by Jano. The first draw will be for $200,000, but no subsequent draw will exceed $200,000.

      The draws are evidenced by a promissory note collateralized by the general assets of the company. The note is essentially payable upon completion of a funding transaction by the company.

       Neuro has also granted to Jano, as part of the credit facilities, a warrant to purchase up to 2,000,000 of its common stock The warrants are exercisable after November 25, 2008. The exercise price of the warrants shall be the market price at the time of execution, subject to adjustments from merger or anti-dilution. The stock issued will be subject to registration rights at the demand of Jano.

     The specific terms of the note, collateral and option agreement are only generally summarized above and are attached in their entirety as exhibits to this report.


              Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Enclosed are the audited financial statements from the date of inception of the predecessor entity on December 31, 2001 to December 31, 2002.


    Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

      The predecessor entity, Neuro Bioscience of Delaware maintained a separate auditing company from the present auditors of the company prior to the date of reorganization in November, 2002. The parent company, MPLS, has retained the services of Hansen, Barnett & Maxwell from its inception and which auditing firm continues as the independent auditors for the company.

      The company knows of no exception to the enclosed financial statements nor is there any conflict between the company and any auditing firm as to the substantive presentation of these financial statements and the related audit work performed for the company by Hansen, Barnett & Maxwell.

                                    PART III

                       Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND
                              SIGNIFICANT EMPLOYEES


      Since the reorganization of the company in November, 2002, the following served as directors of the company:


                                                  SHARES        PERCENTAGE OF
NAME/AGE                   POSITION/SINCE         BENEFICIALLY  OUTSTANDING
                                                  OWNED         SHARES

Mr. Alan G. R. Bowen,      President 11/2002         0           N/A

Mr. Marcus Wohlrab,        Director, Executive       0           N/A
                           Vice-President;
                           11/2002

Mr. Lee Cole,              Director, CFO,            0           N/A
                           Secretary,
                           Treasurer; 11/2002

     Neuro is presently negotiating with a Mr. Edward Kelly to be retained as a potential Chief Executive Officer and Mr. Don Anderson as a Chief Operating Officer. In the event such individuals are retained a notice of their appointment and biographical information will appear subsequently in the appropriate filing under the Securities and Exchange Act of 1934.


NOTES:

(1) Prior to the reorganization on November 14, 2002, the directors and officers of the corporation were:

                    (a)  Mr. Gregory Willits
                    (b)  Mr. Michael J. Christensen
                    (c)  Dr. Sherman Tingey

(1)  Background and Biographical Information


MR. ALAN G. R. BOWEN  - PRESIDENT/DIRECTOR
Age: 60

    Mr. Bowen has served the company on a full-time basis since January 2002. From 1999 to 2002 Mr Bowen consulted for numerous companies. From 1982 TO 1999
Mr Bowen was CEO of his own card and print business.   From 1971 to 1986 he
worked in retailing for NSS Newsagents, a chain of 500 stores. He became its Chief Executive Officer in 1982. Mr. Bowen does not have prior experience as an officer or director of a public company. He is a graduate of Birmingham University in Mathematics.


MR. MARCUS WOHLRAB - EXECUTIVE VICE-PRESIDENT/DIRECTOR
Age : 39

    Mr.  Wohlrab  serves  the  company on a full-time  basis.    He  has  been
affiliated with the company since November, 2002. From 2002 to currently Mr. Wohlrab is an officer of Axcel Capital Partners Inc. From 1997 to 2002 he was A director of NASDAQ Europe. Mr. Wohlrab has participated in over 100 share offerings. He is fluent in English, French, Italian and German.

MR. LEE COLE - CFO/DIRECTOR/SECRETARY/TREASURER
Age: 42

   Mr. Cole has been affiliated with the company since January, 2002 as a part-time officer. It is intended he will serve the company full-time as funds are available. From January, 1995 to the present, he has been a principal in Tech Capital Group which is a technology consulting firm. In 1997 Mr. Cole was the co-founder of a public company known as Bioenvision, Inc.


(2)  Management of Subsidiaries

     It should be noted that the foregoing directors and officers also serve as the directors and officers of the Delaware subsidiary Neuro Acquisition Corp, Inc., which is presently acting as the operating company for the parent public company. It is anticipated that since the board of directors of both Neuro Bioscience and Neuro Acquisition Corp are identical, the management authority will be direct from the parent company to the subsidiary and it is contemplated, though not yet initiated, that there may be a short form merger between the parent and the Delaware subsidiary leaving only the company and its field operating subsidiary, Neuro Bioscience, Limited, a British corporation.

      Neuro Bioscience, Limited acts as the field agent for its parent corporation, Neuro Bioscience Acquisition, in supervising the licensing agreements and products and is essentially directed and controlled by a single common director and officer, Mr. Alan Bowen.

      Neuro Acquisition Corp is fully owned by Neuro Bioscience and Neuro Bioscience, Limited of Great Britain is fully owned by Neuro Acquisition Corp.

      The following table represents only partial compensation payment actually received by officers as explained below.

                        Item 11.  EXECUTIVE COMPENSATION

            The only compensation paid to date is a commitment to pay
                        Mr. Bowen since January 1, 2003.


                         Annual                Long Term
                      Compensation        Compensation Awards       Payouts
                  ----------------------  -------------------  -----------------
                                                   Number of
                                                    Shares
Name and                         Other              Covered Long Term
Principal                        Annual  Restricted   By    Incentive
                                 Compen-   Stock    Option    Plan    All Other
Position   Year  Salary1  Bonus  sation   Awards     Grant   Payout Compensation
--------------------------------------------------------------------------------

Alan G. R.  2002  $-----  $---  $------    ----      ----     ----     $-------
Bowen

Marcus      2002  $-----  $---  $------    ----      ----     ----     $-------
Wohlrab

Lee Cole    2002  $-----  $---  $------    ----      ----     ----     $-------


Alan G. R.  2001  $-----  $---  $------    ----      ----     ----     $-------
Bowen

Marcus      2001  $-----  $---  $------    ----      ----     ----     $-------
Wohlrab

Lee Cole    2001  $-----  $---  $------    ----      ----     ----     $-------


Alan G. R.  2000  $-----  $---  $------    ----      ----     ----     $-------
Bowen

Marcus      2000  $-----  $---  $------    ----      ----     ----     $-------
Wohlrab

Lee Cole    2000  $-----  $---  $------    ----      ----     ----     $-------


1The Board authorized a salary of $10,000 per month to Mr. Alan Bowen commencing January 1, 2003. This salary is presently accruing pending the capacity of the company to pay future salaries based upon availability of future revenues to the company. The other management members are deferring compensation upon the undertaking of the Board to compensate them in a fair and reasonable manner as funds from revenues are available.

     Outside directors are not paid any fee, but the Company intends to pay a per diem as revenues are available.

     There are presently no other forms of compensation nor outstanding stock options or warrants owing which may be exercised by any person.



    Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS


(A)   SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

      The following table sets forth the number of shares of common stockholders of the company known to Neuro to be held by the beneficial owner of more than 5% of its common stock, or those who hold stock as an affiliate. An affiliate being defined as any person who is a principal officer, director or 10% or greater shareholder of the company or who actually exercises or is in a position to exercise control over the company:


                                  Amount of       Percent of
     Name and Address of        Shares Owned       Class of
    Management/Affiliates                           Common

Alan G. R. Bowen                      0                0

Edward Kelly                          0                0

Don Anderson                          0                0

Marcus Wohlrab                        0                0

Lee Cole                              0                0

5% or Greater Shareholders1

Astride Property Holdings          776,879           7.7%
Limited

Bioaccelerate, Limited            1,528,804         15.1%

Crescendo Holdings, Limited       1,753,785         17.4%

Belsen Getty, LLC                  679,300           6.7%

Kingston Scientific                745,800           7.4%

Partnership

SCL Capital Partners, LLC         3,498,712         34.8%

1 Each of these entities are British based companies all of which have some interest in the pharmaceutical products or procedures of the company.


            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following represents what Neuro deems to be the most significant related party transactions and relationships:


   .           It  should be noted that one of the principal shareholders of the company set-out in the preceding table, Kingston Scientific Partnership, is also related to the company as the licensor for the BOW 304 pharmaceutical product, as previously described.

   .           The principal shareholders of the company all have some direct or indirect interest in each of the products of the company through licensing agreements, sharehold positions or other rights.

   .           The principal shareholders collectively own 89.1% of the shares of the company stock and would, therefore, be in a position to control the direction of the company for the foreseeable future.


                                     Part IV

               Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM  8-K


     1.    Reports on Form 8-K:

           Attached 8-K Reports filed November, 2002 and supplemented
            January 2003.

     2.    Exhibit Index:

           Articles of Incorporation As Amended,
           By-laws

           3.1    License  Agreements for Products (6)
           3.2    Exchange Agreement
           3.3    Credit Facility Documents: Jana Holdings





                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   NEURO BIOSCIENCE, INC.


Date:     April 15, 2003           /s/ Alan G.R. Bowen
                                   _____________________________
                                   Mr. Alan G.R. Bowen, President


Date:    April 15, 2003            /s/ Lee Cole
                                   _____________________________
                                   Mr. Lee Cole, CFO/Sec./Treas.


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors on behalf of the Registrant and in the capacities and on the date indicated, and constitute all directors of the company.


Date:                               /s/ Alan G.R. Bowen
                                   _____________________________
                                   Mr. Alan G.R. Bowen, Director


Date:                               /s/ Marcus Wohlrab
                                   _____________________________
                                   Mr. Marcus Wohlrab, Director


Date:                               /s/ Lee Cole
                                   _____________________________
                                   Mr. Lee Cole, Director











                                  CERTIFICATION


I, Alan G.R. Bowen, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Neuro Bioscience, Inc;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors an the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     DATE:  April 15, 2003


                              /s/ Alan G.R. Bowen
                              __________________________________
                              Alan G.R. Bowen
                              Chairman of the Board, President




                                  CERTIFICATION


I,  Lee  Cole, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Neuro Bioscience, Inc;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      (4) The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors an the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:       April  15, 2003



                               /s/ Lee Cole
                              __________________________________
                              Mr. Lee Cole
                              CFO/Secretary/Treasurer





                             CERTIFICATION PURSUANT
                                       TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Neuro Bioscience, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mr. Alan
G. R. Bowen, President and Chairman of the Board of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:  April 15, 2003        /s/ Alan G.R. Bowen
                            __________________________________
                            Alan G.R. Bowen
                            President/Chairman











                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS


                                                          Page

Report of Independent Certified Public Accountants                   1

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2002                  2

     Consolidated Statement of Operations for the Period
      from December 31, 2001 (Date of Inception) through
      December 31, 2002                                              3

     Consolidated Statement of Stockholders' Equity for
      the Period from December 31, 2001 (Date of Inception)
      through December 31, 2002                                      4

     Consolidated Statement of Cash Flows for the Period
      from December 31, 2001 (Date of Inception) through
      December 31, 2002                                              5

Notes to Consolidated Financial Statements                           6







HANSEN, BARNETT & MAXWELL                        (801) 532-2200
A Professional Corporation                     Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS               5 Triad Center, Suite 750
                                        Salt Lake City, Utah 84180-1128
                                                 www.hbmcpas.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Neuro Bioscience, Inc.

We have audited the accompanying consolidated balance sheet of Neuro Bioscience, Inc. (a development stage company) as of December 31, 2002 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from December 31, 2001 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neuro Bioscience, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the period from December 31, 2001 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $1,542,809, used cash from operations of $26,142, and had not generated any revenues for the period December 31, 2001 (date of inception) through December 31, 2002. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   /s/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 11, 2003


                              NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002



                               ASSETS


Current Assets
 Cash                                                            $    8,809
 Other assets                                                           156
                                                                 ----------
   Total Current Assets                                               8,965
                                                                 ----------

Total Assets                                                     $    8,965
                                                                 ==========


                LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
 Accounts payable                                                $  855,404
 Related party payables                                             450,000
 Accrued expenses                                                    22,778
                                                                 ----------
   Total Current Liabilities                                      1,328,182
                                                                 ----------

Stockholders' Deficit
 Common stock, no par value; 50,000,000 shares
  authorized; 10,069,300 shares issued and outstanding               10,069
 Additional paid-in capital                                         213,523
 Accumulated deficit                                             (1,542,809)
                                                                 ----------
   Total Stockholders' Deficit                                   (1,319,217)
                                                                 ----------

Total Liabilities and Stockholders' Deficit                      $    8,965
                                                                 ==========


   The accompanying notes are an integral part of these financial statements.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD DECEMBER 31, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002



Revenue                                                       $         -

Operating Expenses
 Research and development                                         825,000
 Consulting expense                                               100,000
 General and administrative expenses                              593,212
                                                              -----------
   Total Operating Expenses                                     1,518,212

Foreign Currency exchange loss, net                               (24,597)
                                                              -----------
Net Loss                                                      $(1,542,809)
                                                              ===========

Basic and Diluted Loss Per Share                              $     (0.17)
                                                              ===========

Weighted Average Number of Shares Outstanding                   9,138,069
                                                              ===========



   The accompanying notes are an integral part of these financial statements.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                 Deficit
                                                                                               Accumulated
                                                              Common Stock        Additional   During the       Total
                                                         ----------------------    Paid-In     Development  Stockholders'
                                                           Shares      Amount      Capital        Stage        Equity
                                                         ----------   ---------   ----------   -----------   -----------
Balance - December 31, 2001
(Date of Inception)

Shares issued for receivable, $0.00 per share             9,000,000   $   9,000   $   (8,844)  $         -   $       156

Acquisition of MPLS, November 2002, $0.01 per share         619,300         619        2,817             -         3,436

Shares issued for services, November 2002, $0.22 per        450,000         450       99,550             -       100,000

Contributed officer's services for the year ended
 December 31, 2002                                                -           -      120,000             -       120,000

Net loss from inception (December 31, 2001 through
 December 31, 2002                                                -           -            -    (1,542,809)   (1,542,809)
                                                         ----------   ---------   ----------   -----------   -----------

Balance - December 31, 2002                              10,069,300   $  10,069   $  213,523   $(1,542,809)  $(1,319,217)
                                                         ==========   =========   ==========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD DECEMBER 31, 2001 (DATE OF INCEPTION)
                            THROUGH DECEMBER 31, 2002



Cash Flows from Operating Activities
 Net loss                                                     $ (1,542,809)
 Stock issued for services                                         100,000
 Contributed officer's services                                    120,000
 Changes in current liabilities:
 Accounts payable and accrued expenses                             846,667
 Related party payables                                            450,000
                                                              ------------
   Net Cash Used by Operating Activities                           (26,142)
                                                              ------------

Cash Flows from Investing Activities
 Cash acquired in purchase of MPLS Corporation                      10,354
                                                              ------------
   Net Cash Provided by Investing Activities                        10,354
                                                              ------------

Cash Flows from Financing Activities                                     -
                                                              ------------

Effect of Exchange Rate Changes on Cash                             24,597
                                                              ------------

Net Increase in Cash                                                 8,809

Cash at Beginning of Period                                              -
                                                              ------------

Cash at End of Period                                         $      8,809
                                                              ============

Non Cash Investing and Financing Activities
 Common stock issued for receivable                           $        156
 Net assets acquired from MPLS                                $      3,436


   The accompanying notes are an integral part of these financial statements.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Business - Mortgage Professionals Lead Source, Inc. ("MPLS") was incorporated on February 16, 2001 in the State of Utah. MPLS was organized to provide mortgage financing for new or existing mortgages. In December 2001, the Company completed an initial public offering of its common stock and raised gross proceeds of $109,300 in connection with the sale of 109,300 shares of common stock. By mid-2002, MPLS had expended the majority of its offering proceeds in a failed attempt to create an active business and market for mortgage referrals. At this time, existing management pursued various potential merger, acquisition, or new business opportunities for the Company.

European Life Science Research Limited was incorporated on December 9, 1997 in Great Britain. The name was subsequently changed to Neuro Bioscience Limited (Neuro Limited) on April 8, 2002. Neuro Limited was dormant until December 31, 2001 and was organized to provide on-site management and review of license rights and product development of pharmaceutical products in Great Britain. On December 31, 2001, 100 shares of stock were issued for a receivable of UK 100 Pounds or $156 (par value of Neuro Limited common stock). Therefore, for accounting purposes, December 31, 2001 is considered the date of inception.

Remmy Incorporated was organized on December 31, 2001 in the State of Delaware. The name was subsequently changed to Neuro Bioscience, Inc. (Neuro Inc.) on October 3, 2002. Neuro Inc. was organized with the intent to merge with Neuro Limited and engage in the discovery, development and commercialization of drugs or procedures to treat human diseases and disorders. On October 1, 2002, Neuro Limited and Neuro Inc. entered into an Acquisition Agreement whereby 5,080,543 shares of common stock of Neuro Inc. were exchanged for a 100% ownership interest in the outstanding shares of Neuro Limited. For financial statement purposes, Neuro Limited is considered the parent corporation. Neuro Inc. and Neuro Limited have been accounted for as being consolidated from the inception of Neuro Inc. on December 31, 2001. There were no material assets or liabilities of Neuro Inc. on December 31, 2001 and no operations occurred on December 31, 2001. Therefore, the year ended December 31, 2001 has not been presented.

Effective November 14, 2002, MPLS entered into a Stock Exchange Agreement with Neuro Limited. Pursuant to the agreement, 9,000,000 shares of MPLS stock were issued to Neuro Limited shareholders (the "Merger"). The transaction was approved by the majority shareholders of MPLS. As part of the transaction, the then officers and directors of MPLS resigned and were replaced by newly appointed Neuro Limited officers and directors. MPLS then changed its name to Neuro Bioscience, Inc. on November 14, 2002.

In accordance with SFAS 141 Business Combinations and EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, the Merger has been accounted for as the reorganization of Neuro Limited and the acquisition of the net assets of MPLS of $3,436 using the purchase method of accounting. For financial statement purposes, Neuro Limited is considered the parent corporation and hereafter all entities are collectively referred to as the "Company." On the date of the Merger, 619,300 shares of common stock were outstanding for MPLS. These shares were accounted for as issued for the $3,436 net assets of MPLS.


Consolidation Policy - The accompanying consolidated financial statements reflect the financial position of and operations for Neuro Limited as of and for the year ended December 31, 2002 and the operations of MPLS for the period from November 15, 2002 through December 31, 2002. All significant intercompany transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated to give effect to potentially issuable common shares, except during periods when those potentially issuable common shares would decrease the loss per share. At December 31, 2002, there were 3,842,532 potentially issuable shares, which were not included in diluted loss per share because they would decrease the loss per share.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from December 31, 2001 (Date of inception) through December 31, 2002, the Company incurred a net loss and accumulated deficit of $1,542,809 and used cash from operations of $26,142. As of December 31, 2002, the Company had not generated any revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company's management intends to raise additional financing through a public offering. There is no assurance that additional financing will be obtained.

Foreign Currency Transactions -The Company makes its principal operating, investing, and financing transactions in the United States dollar; therefore, the United States dollar is its functional currency. Transactions and balances denominated in other currencies have been translated into United States dollars using historical exchange rates. Exchange gains and losses from holding foreign currencies and having liabilities payable in foreign currencies are included in the results of operations.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences in the balances of existing assets and liabilities for the Company's financial statements and their respective tax bases and attributable to operating loss carry forwards. Deferred taxes are computed at the enacted tax rates for the periods when such amounts are expected to be realized or settled. Because of differences which result in calculation of income under accounting principles generally accepted in the United States of America, and income calculated under Great Britain income tax regulations, it is possible for operations to result in local taxable income while reflecting operating losses in the accompanying consolidated financial statements.


Stock-Based Compensation - The Company accounts for warrants issued to non-employees at their fair value in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." For warrants that provide a cashless exercise or that have been modified, the measurement date is considered the date the warrants are exercised or expire. These warrants are accounted for as variable warrants with compensation adjusted each period based on the difference between the market value of the common stock and the exercise price of the options at the end of the period. There were no warrants issued or outstanding as of December 31, 2002.

New Accounting Standards - SFAS No. 141, "Business Combinations," requires usage of the purchase method for all business combinations initiated after June 30, 2001, and prohibits the usage of the pooling of interests method of accounting for business combinations. The provisions of SFAS No. 141 relating to the application of the purchase method are generally effective for business combinations completed after July 1, 2001. Such provisions include guidance on the identification of the acquiring entity, the recognition of intangible assets other than goodwill acquired in a business combination and the accounting for negative goodwill. The Company utilized this standard in the above mentioned Merger.

SFAS No. 142, "Goodwill and Other Intangible Assets," changes the current accounting model that requires amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests. SFAS No. 142 also provides guidance on accounting for identifiable intangible assets that may or may not require amortization. The provisions of SFAS No. 142 related to accounting for goodwill and intangible assets will be generally effective for the Company at the beginning of 2002, except that certain provisions related to goodwill and other intangible assets are effective for business combinations completed after July 1, 2001. The Company does not believe this statement has any impact to the Company as of December 31, 2002.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it has occured. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. Currently, the Company does not believe this statement has any impact on the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with an earlier adoption encouraged. The Company is evaluating the impact of adopting SFAS No. 144 but believes it will not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria for classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

NOTE 3 - INCOME TAXES

Losses before income taxes derived from United States and International operations for the period December 31, 2001 (Date of inception) through December 31, 2002 were as follows:

          United States                             $   (39,423)
          International                              (1,503,386)
                                                    -----------
                                                    $(1,542,809)
                                                    ===========

A provision for or benefit from income tax was not made for the period December 31, 2001 (Date of inception) through December 31, 2002. The components of the net deferred tax asset as of December 31, 2002 are as follows:

   Benefit of United States operating loss carryforward     $    18,001
   Benefit of International operating loss carryforward         375,847
   Valuation allowance                                         (393,848)
                                                            -----------
   Net Deferred Tax Asset                                   $        -
                                                            ===========

During the period ended December 31, 2002, the valuation allowance increased $393,848.

For tax reporting purposes, the Company has United States and International net operating loss carry forwards of $39,423 and $1,503,386, respectively, which will expire, beginning in 2022.


The following is a reconciliation of the income tax at the federal statutory tax rate with the provision of income taxes for the period December 31, 2001 (Date of inception) through December 31, 2002:

   Income tax benefit at statutory rate (34%)       $  (524,555)
   Change in valuation allowance                        393,848
   State benefit, net of federal tax                     (4,598)
   Effect of lower tax rate                             135,305
                                                    -----------
   Provision for Income Taxes                       $        -
                                                    ===========

NOTE 4 - STOCKHOLDERS' EQUITY

As part of the Merger explained in Note 1, the Company issued 450,000 shares of common stock to consultants and agents for services performed as part of the Merger. Due to the limited amount of shares currently available for trading, the open market price is not indicative of the fair value of the Company's common stock; therefore, the Board of Directors determined the fair value of the services to be $100,000 or $0.22 per share.

During the year ended December 31, 2002, the President did not receive any amounts related to his salary. The Company determined that the fair value of the services during 2002 was $120,000. Thus the Company recorded a salary expense and contributed capital of $120,000 during the year ended December 31, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS

See notes 4, 6, 7, and 8 for related party transactions.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases - In October, the Company entered into a one-year lease agreement for use of office space. The base monthly rent for the term of the lease is UK 7,500 Pounds.

The following is a schedule of future minimum lease payments under the operating lease:

               Year Ending December 31,
               ------------------------
                       2003               $ 191,688
                       2004                 191,688
                       2005                 191,688
                       2006                 175,714
                                          ---------
                      Total               $ 750,778
                                          =========

For the period December 31, 2001 (Date of inception) through December 31, 2002, rent expense was $158,509.

Service Agreement - In January 2002, the Company entered into a service agreement with a company that is a minority shareholder to assist in clinical research programs ongoing with the Company. The terms of the agreement specify that the Company will pay accrued costs when the Company completes a financing, or by the capitalization of outstanding invoices paid in common stock of the


Company by the agreement of both parties. The outstanding balance owed to the third party as of December 31, 2002 was $450,000. Based on the $0.22 per share market value of common stock at December 31, 2002, the potentially issuable shares for the amount owed was 2,045,455.

Consulting Agreement - In January 2002, the Company has also entered into an agreement with a consulting firm to render strategic, business development, and merger & acquisition consulting services. The term of the agreement was for 9 months and could be extended at the Company's option. The compensation for services performed was UK 10,000 Pounds per month plus travel and other expenses. As stated in the agreement, the amounts shall accrue until the Company has sufficient funds to pay the amount outstanding, or at the Company's discretion, will issue shares as capitalization for the balance outstanding. The outstanding balance owed to the consulting firm as of December 31, 2002 was $265,357. Based on the $0.22 per share market value of common stock at December 31, 2002, the potentially issuable shares for the amount owed is 1,197,077.

NOTE 7 - SECURED CREDIT FACILITY

In November 2002, the Company secured a credit facility of up to $2,000,000 with a company that is a shareholder. The credit facility bears interest equaling the short-term Federal Applicable Rate, or 1.84% at December 31, 2002. As defined in the agreement, the maturity date of the credit facility shall be the earliest of (i) the date on which any placement (receiving at least $10,000,000) occurs, (ii) the date on which an event of default occurs, (iii) the date on which a change in control occurs. The Company has not drawn on this credit facility as of December 31, 2002. The credit facility is secured by assets and future assets of the Company.

As an inducement to the shareholder to provide the credit facility, on the date of the funding of the initial draw, the Company will issue to the shareholder 5-year warrants to purchase 2,000,000 shares of common stock at an exercise price equal to the lower of the market price on the date of execution or the lowest price per share of common stock sold and issued to the Company in an offering.

NOTE 8 - LICENSING AGREEMENTS

The Company has five exclusive licensing agreements with various companies relative to patents and patent applications. Under the terms of the agreements, the Company is required to pay a royalty ranging from 4% to 10% of net sales. Two of the licensing agreements are with companies that are shareholders of the Company. Under the terms of one licensing agreement, 100,000 shares of common stock were to be issued within 90 days of the agreement, or during December 2002. The Company intends to issue the shares once the next stage of development of the products has been completed. A liability for these shares has been accrued using the fair market value of common stock of $0.22 per share, or $22,000.

NOTE 9 - SUBSEQUENT EVENTS (UNAUDITED)

Licensing Agreements - Under the terms of two of the licensing agreements mentioned in Note 8, 400,000 and 200,000 shares of common stock were to be issued within 90 days of the agreements, or during January and February 2003, respectively. The Company intends to issue the shares once the next stage of development of the products has been completed. The value of the shares to be accrued based on the fair market value of the common stock of $0.22 per share is $88,000 and $44,000, respectively.


Merger - On March 31, 2003, the Company entered into a merger agreement with CLL PHARMA SA ("CLL"), a French corporation that is developing generic drug products and drug delivery systems. As of the effective date of the merger, the Company will acquire up to 100% of CLL. The shareholders of CLL will receive up to 8,000,000 shares of the Company's common stock.

Warrants - As part of the Stock Exchange Agreement with MPLS explained in Note 1, in the event that the Company had not obtained financing of at least $5 million within 60 days of the agreement (November 14, 2002), the former directors of MPLS were to be issued warrants to purchase common stock of the Company. Due to funding not being obtained within the 60 day period, the 503,465 warrants were effectively issued to the former directors January 14, 2003. The warrants were valued at fair market value of $0.22 per share or $110,762 using the Black-Scholes option pricing model.

Consulting Agreement - On January 1, 2003, the Company entered into an agreement with a consulting group to provide financial services. As part of the agreement, the Company's current President, Alan Bowen, will act as Chief Financial Officer and President of the Company. The fee for these services will be $10,000 per month, which will increase to $15,000 per month when the Company completes a public offering.


