Form 10QSB
period 2003-03-31
NEURO BIOSCIENCE INC
filed 2003-05-14
CIK 1139820

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2003
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to.


                        Commission File Number 333-60362

                             NEURO BIOSCIENCE, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)
                          Filed Effective May 14, 2003

                    Utah                                   87-0670014
                    ----                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                           1251 Avenue of the Americas
                              35th Floor, Suite 29
                               New York, NY 10020
                               ------------------
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was
required to file such reports),    X Yes       No ____; and (2) has been subject
to such filing requirements for the past 90 days:   X Yes      _ No ____


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

Common Stock: 10,069,300 shares issued as of May 14, 2003. No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.


                                      INDEX

                             Neuro Bioscience, Inc.
                      For the Quarter Ending March 31, 2003


Part I.  Financial Information

     Item 1.   Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Item 3.   Controls and Procedures


Part II.  Other Information

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

Certifications


                     Part I-Unaudited Financial Information


Item 1.  Unaudited Financial Statements

The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. The statements are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations. All such adjustments are of a normal recurring nature.


                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS



                                                                           Page

Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets - March 31, 2003 and
       December 31, 2002 (Unaudited)                                          3


     Condensed Consolidated Statements of Operations for the Three Months
       Ended March 31, 2003 and 2002 and for the Period from December 31,
       2001 (Date of Inception) through March 31, 2003 (Unaudited)            4


     Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2003 and 2002 and for the Period from December 31,
       2001 (Date of Inception) through March 31, 2003 (Unaudited)            5


Notes to Condensed Consolidated Financial Statements (Unaudited)              6



NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)


                                                                 March 31,          December 31,
                                                                      2003                  2002
------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash                                                            $        -          $      8,809
Other assets                                                           156                   156
------------------------------------------------------------------------------------------------

Total Current Assets                                                   156                 8,965
------------------------------------------------------------------------------------------------

Total Assets                                                    $      156          $      8,965
================================================================================================

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable                                                $1,075,002          $    855,404
Related party payables                                             450,000               450,000
Accrued expenses                                                   154,778                22,778
------------------------------------------------------------------------------------------------

   Total Current Liabilities                                     1,679,780             1,328,182
------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common stock, no par value; 50,000,000 shares
authorized; 10,069,300 shares issued and outstanding                10,069                10,069
Additional paid-in capital                                         324,285               213,523
Accumulated deficit                                             (2,013,978)           (1,542,809)
------------------------------------------------------------------------------------------------

   Total Stockholders' Deficit                                  (1,679,624)           (1,319,217)
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                     $      156          $      8,965
================================================================================================






See the accompanying notes to the condensed consolidated financial statements.

NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                                     For the Period From
                                            For the                For the             Decemer 31, 2001
                                         Three Months            Three Months        (Date of Inception)
                                        Ended March 31,        Ended March 31,         through March 31,
--------------------------------------------------------------------------------------------------------
                                             2003                   2002                     2003
--------------------------------------------------------------------------------------------------------


Revenue                                 $            -          $           -           $            -

Operating Expenses
Research and development                       282,000                225,000                1,107,000
Consulting expense                              30,000                 42,915                  130,000
General and administrative expenses            166,253                114,418                  759,465
------------------------------------------------------------------------------------------------------

Total Operating Expenses                       478,253                382,333                1,996,465

Foreign Currency exchange
 gain (loss), net                                7,084                    257                  (17,513)
-------------------------------------------------------------------------------------------------------

Net Loss                                $     (471,169)         $    (382,076)          $   (2,013,978)
=======================================================================================================

Basic and Diluted Loss Per Share        $        (0.05)         $       (0.04)
-----------------------------------------------------------------------------

Weighted Number of Shares
 Shares Outstanding                         10,069,300              9,000,000
-----------------------------------------------------------------------------





See the accompanying notes to the condensed consolidated financial statements.

NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                          For the Period From
                                                              For the                For the               Decemer 31, 2001
                                                           Three Months           Three Months            (Date of Inception)
                                                          Ended March 31,        Ended March 31,           through March 31,
----------------------------------------------------------------------------------------------------------------------------
                                                               2003                   2002                       2003
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net loss                                               $     (471,169)         $    (382,076)        $         (2,013,978)
Stock issued for services                                           -                      -                      100,000
Contributed officer's services                                      -                 30,000                      120,000
Warrants issued for services                                  110,762                      -                      110,762
Changes in current liabilities:
Accounts payable and accrued expenses                         358,682                127,333                    1,205,349
Related party payables                                              -                225,000                      450,000
-------------------------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                          (1,725)                   257                      (27,867)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Cash acquired in purchase of MPLS Corporation                       -                      -                       10,354
-------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                           -                      -                       10,354
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities                                -                      -                            -
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                        (7,084)                  (257)                      17,513
-------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                           (8,809)                     -                            -

Cash at Beginning of Period                                     8,809                      -                            -
-------------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                  $            -          $           -         $                  -
=========================================================================================================================

Non Cash Investing and Financing Activities
Common stock issued for receivable                     $            -          $         156         $                156





See the accompanying notes to the condensed consolidated financial statements.

                               NEURO BIOSCIENCE, INC.
                            (A Development Stage Company)
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 2003
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Neuro Bioscience, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from December 31, 2001 (Date of inception) through March 31, 2003, the Company incurred a net loss and accumulated deficit of $2,013,978 and used cash from operations of $27,867. As of March 31, 2003, the Company had not generated any revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company's management intends to raise additional financing through a public offering. There is no assurance that additional financing will be obtained.

NOTE 3 - STOCKHOLDERS' EQUITY

As part of the Stock Exchange Agreement with MPLS, in the event that the Company had not obtained financing of at least $5 million within 60 days of the agreement (November 14, 2002), the former directors of MPLS were to be issued warrants to purchase common stock of the Company. Due to funding not being obtained within the 60 day period, the 503,465 warrants were effectively issued to the former directors January 14, 2003. The warrants were valued at fair market value of $0.22 per share or $110,762 using the Black-Scholes option pricing model.

NOTE 4 - LICENSING AGREEMENTS

The Company has five exclusive licensing agreements with various companies relative to patents and patent applications. Under the terms of the agreements, the Company is required to pay a royalty ranging from 4% to 10% of net sales. Under the terms of two of the licensing agreements, 400,000 and 200,000 shares of common stock were to be issued within 90 days of the agreements, or during January and February 2003, respectively. The Company intends to issue the shares once the next stage of development of the products has been completed. The value of the shares to be accrued based on the fair market value of the common stock of $0.22 per share is $88,000 and $44,000, respectively.


NOTE 5 - MERGER

On March 31, 2003, the Company entered into a merger agreement with CLL PHARMA SA ("CLL"), a French corporation that is developing generic drug products and drug delivery systems. As of the effective date of the merger, the Company will acquire up to 100% of CLL. The shareholders of CLL will receive up to 8,000,000 shares of the Company's common stock. The merger agreement was not finalized as of May 14, 2003.

NOTE 6 - CONSULTING AGREEMENT

On January 1, 2003, the Company entered into an agreement with a consulting group to provide financial services. As part of the agreement, the Company's current President, Alan Bowen, will act as Chief Financial Officer and President of the Company. The fee for these services will be $10,000 per month, which will increase to $15,000 per month when the Company completes a public offering.

NOTE 7 - COMMITMENTS

On March 1, 2003, the Company entered into an agreement with a financial services group to act in the capacity of a financial advisor. Under the terms of the agreement, a retainer of $9,000 per month will be accrued and 250,000 warrants will be issued. The retainer will be paid and the warrants issued either when a public or private debt or equity financing is completed or a merger or acquisition is completed. In addition, if a debt or equity financing occurs during the term of the agreement, the Company will pay the financial services group a success fee of 7% of the value of the transaction and issue warrants equal to 10% of the value of the transaction. If a merger or acquisition takes place, that was introduced by the financial services group, the Company shall pay a success fee of 5% and issue warrants equal to 3% of the value of the transaction.


Item 2.   Management's Discussion and Analysis of Financial Condition or Plan
           of Operation

Forward Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "intend", and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results from experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

History and General Description of Operations

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

In September, 2002 MPLS entered into a Letter of Intent to acquire the product and assets of Neuro Bioscience of Delaware. The essential terms of this acquisition provided that the public company, MPLS, would change its name of record in Utah to Neuro Bioscience, have a new board of directors elected by a special shareholder meeting incident to the reorganization as nominated by the then current management of Neuro Bioscience. Neuro Bioscience of Delaware would then operate as the sole business subsidiary for the development of the pharmaceutical products and processes. Neuro Bioscience, Inc., which would remain a Delaware corporation, would be wholly owned by the prior MPLS. Neuro Bioscience of Delaware has subsequently changed its name to Neuro Acquisition



Corporation to avoid confusion with its parent. With this description of the reorganization, all subsequent references in this quarterly report to Neuro or Neuro Bioscience, Inc. shall mean the publicly held Utah Corporation for which this report is being completed, unless the subsidiary is specifically identified. The reorganization was completed and ratified by shareholder vote on November 14, 2002. Articles of Name Change for MPLS to Neuro Bioscience were filed in Utah on November 18, 2002.

Neuro Bioscience of Delaware has a wholly owned subsidiary in Great Britain known as Neuro Bioscience Limited, a privately held and chartered corporation in Great Britain which is wholly owned by Neuro Bioscience of Delaware. This subsidiary was previously known as European Life Science Research Limited and was incorporated on December 9, 1997. Since April 8, 2002 it has been known as Neuro Bioscience Limited and will be referred to in this report as Neuro Bioscience of Britain. The essential purpose of this subsidiary is to provide on site management review and supervision of the license rights and product development obligations entered by Neuro Bioscience of Delaware. Since most of the licensors of the Pharmaceutical Products are British entities, it has been deemed historically appropriate to have an on-site supervision and management entity to supervise the operation and development of the pharmaceutical products and processes pursuant to these license agreements.

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

Neuro may consider, but has not finally determined to complete, a formal statutory merger between Neuro Bioscience of Delaware and the parent company in the future. Any such event would, of course, be reported as required by various state laws, as well as reporting requirements under the Securities and Exchange Act of 1934 to shareholders as part of a closed end merger, if and when such action is taken by the board of directors.

The Company is also considering, during the current calendar year of 2003, the possibility of upgrading its current stock exchange listing from the current Electronic Bulletin Board as sponsored by the National Association Securities Dealers (NASD) to the newly sponsored and proposed BBX Listing also to be administered by the NASD. Any company, as part of a BBX Listing, would be required to propose and adopt certain reorganizational matters to its structure including the designation of an independent audit committee. Neuro is currently reviewing those requirements and the prospects of a proposed BBX Listing. Again, any shareholder would be advised through notice and any required voting on proposals incident to such listing as required by both state corporate law and 34' Act requirements.


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

In summary, Neuro is essentially controlled by the group of eight principal shareholders located in the USA and Europe and should remain under their control for the foreseeable future.

Neuro presently does not have any stock rights or options authorized or issued. It would be anticipated, as part of the needs of the company to raise interim funding, some portion of the authorized but unissued shares will be issued in the future if these funding efforts are successful. No present agreement, offering or arrangement to place shares presently exits.


Products and Markets

Neuro is an emerging biotechnology company that is focused on the discovery, development and commercialization of drugs or procedures to treat diseases and disorders of the human central nervous system, generically "CNS" Drugs or processes. The Company has license and development rights to products targeted against Alzheimer's, Depression, Multiple Sclerosis, and Parkinson's Disease. The Company will seek to develop these products by entering into co-development, licensing and marketing agreements with pharmaceutical partners.

Neuro currently does not have any revenues to complete the development, licensing and marketing of its six pharmaceutical products and processes. As a result, the Company will continue with its limited present capital resources as per its credit agreement with Jano Holdings Limited to maintain current operations of the corporation and to engage in limited licensing compliance procedures. However, before significant progress can be made in the licensing or development process of each of the pharmaceutical products, the Company will be required to raise significant additional capital.

Liquidity and Sources of Capital

Jano Holdings, Ltd. is a privately held Gibraltar corporation which is providing an initial line of credit funding for the company as described below.


In August 2001, the Company obtained a secured financing facility with Jano Holdings for $2,000,000, bearing interest at a rate of 7% per annum. The Facility provides for up to $2,000,000 in short term financing available in several tranches, subject to criteria, conditions and covenants set forth in the agreement. The Facility is secured by the pledge of the assets of the Company. It is anticipated this credit facility will provide initial operating capital for approximately the next eight months. A copy of this agreement has been earlier filed.

The Company has signed a preliminary agreement to acquire CLL Pharma SA, which as of the current time has not closed. This proposed acquisition agreement, if closed, is more fully set-out in a copy of the agreement filed as part of Neuro's 10-KSB filing and will be the subject of a subsequent 8-K filing.

Plan of Operation

The Company primarily intends to raise additional capital by seeking out potential institutional or private investors who would invest funds on a private placement basis. Since no current offering has been outlined or implemented, no specific description is possible, at the present time, concerning the form, amounts or terms of such anticipated private placement. The Company would intend that any such private placement would primarily consist of its common stock which would be sold as restricted common stock in a private placement offering either in the United States or Great Britain or some combination of these jurisdictions. It is possible, though not presently anticipated; the Company may also sell debt instruments, not presently authorized, as part of its current funding efforts. It is anticipated such private placement funding would be intended to raise approximately $10,000,000 over the next calendar year period, if successful. Though no amount can be warranted or assured.

Neuro may also subsequently engage in a second offering of its securities through a registration process. It may also be required to enter into undertakings to register stock sold in the anticipated private placement offerings, though no arrangement or commitment as to such fundings have been undertaken.

It is possible, though highly improbable, that the Company could obtain commercial loans sufficient to implement its product development, but it will make some efforts to explore the source of such funding as a supplemental source of capital for development.

Finally, Neuro will seek out joint participation funding from other pharmaceuticals or other related industry participants who may be willing to finance the further development, licensing and initial marketing of the products under a sub-license or funding agreement. The Company is most optimistic that this may constitute a significant source of developmental funds, though it can make no assurance or warranty of the success of such efforts which are presently being explored through various potential industry participants.


As noted previously, the Company may finally attempt to fund later development and licensing of products if it obtains licensing and marketing rights of some of the earlier products from anticipated revenues of those products, though no assurance that such revenues or resulting funding will be available can in any way be made or implied at this time.

As also indicated above, the lack of current capital and the contingency of future capital resources constitutes a significant risk factor to anyone acquiring or trading in the shares of this company at the present time. Further, significant risks exist in that there can be no warranty or assurance that the pharmaceutical products or procedures will ultimately be determined efficacious
or marketable.   As a result, the auditors have expressed a reservation as to whether the Company may qualify as a going concern.


Item 3.  Controls and Procedures

     (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company, designated below, concluded that the Company's disclosure controls and procedures were adequate for its current limited activities and absence of revenues.

     (b) Changes in internal controls. The Company has made no significant changes in its internal controls since inception. However, Neuro intends to adopt an independent audit committee and make further changes in its internal auditing and review procedures in calendar year 2003.


Item 5.  Other Matters

     (1) Other Material Contracts. On March 1, 2003 the Company approved in principle an investment advisory contract with SCO Financial Group, LLC ("SCO") of New York, New York. SCO will assist Neuro in its continuing efforts to raise subsequent capital and other financing efforts. SCO will be paid a retainer of $9,000 per month until financing is completed or the contract is terminated after a minimum one year term. In addition, SCO will be given warrants for 250,000 shares without further exercise costs to purchase shares at the market price on March 1, 2003, however these will not be issued until such time that a financing occurs. In the event of successful financing, SCO will receive a commission of 7% of the financing transaction plus warrants for 10% of the shares to be issued. Other terms of the proposed funding contract, which has not yet been entered, are set-out in the attached and incorporated contract with SCO.

     (2) Trading. Neuro continues to have very limited trading on the Electronic Bulletin Board for its shares since listing on 21st November 2002 under the trading symbol "NUBI". The "bid"-"ask" price for Neuro shares during this quarter ranged from $2.15 a bid and $5.75 asked. Neuro should be considered as an extremely high risk investment due to the absence of any present business revenues and limited assets.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     1.0  Financing Contract with SCO Financial Group, LLC

     99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 14, 2003             By: /s/ Alan Bowen
                                    --------------------------------
                                    Mr. Alan Bowen
                                    Presidsent

DATE:  May 14, 2003             By: /s/ Lee Cole
                                    --------------------------------
                                    Mr. Lee Cole
                                    Chief Financial and Accounting Officer


                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Neuro Bioscience, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Mr. Alan Bowen, President and Mr. Lee Cole, Chief Financial Officer, certify to the best of our knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1)   The  report  fully complies with  the  requirements  of
section  13 (a) or 15 (d) of the Securities Exchange Act  of  1934;
and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Date:   May 14, 2003
                         /s/ Alan Bowen
                         -----------------------------
                         Mr. Alan Bowen
                         President


Date:   May 14, 2003     /s/ Lee Cole
                         -----------------------------
                         Mr. Lee Cole
                         Chief Financial Officer


                             Attachment A

                             CERTIFICATION


I, Alan Bowen, President and Director of Neuro Bioscience, Inc certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Neuro Bioscience, Inc;

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



               DATE:     May 14, 2003



                              /s/Alan Bowen
                              -------------------------------
                              Alan Bowen
                              President



                             Attachment A

                             CERTIFICATION


I, Lee Cole, Chief Financial Officer of Neuro Bioscience, Inc certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Neuro Bioscience, Inc.

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



               DATE:     May 14, 2003


                              /s/ Lee Cole
                              --------------------------------
                              Lee Cole
                              Chief Financial Officer



