Form 10QSB
period 2003-06-30
NEURO BIOSCIENCE INC
filed 2003-08-22
CIK 1139820

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO.

                        Commission File Number 333-60362

                             NEURO BIOSCIENCE, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


                     Filed Effective August 19, 2003

               Utah                                   87-0670014
               ----                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


                           1251 Avenue of the Americas
                              35th Floor, Suite 29
                               New York, NY 10020
                    (Address of principal executive officers)
                                 (212) 591-0256

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

Common Stock: 17,771,472 shares issued as of August 18, 2003. No Par Value. Authorized - 50,000,000 common voting shares. The company has only one class of shares.

                                      INDEX

                             Neuro Bioscience, Inc.
                      For the Quarter Ending June 30, 2003


Part I.  Financial Information

     Item 1.   Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Item 3.   Controls and Procedures


Part II.  Other Information

     Item 5.   Other Matters

     Item 6.   Exhibits and Reports on Form 8-K

Signatures

Certifications

                     PART I-UNAUDITED FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America however not been reviewed by our independent auditors due to our inability to obtain detailed information from our acquisition of CLL Pharma SA which occurred during the quarter. As soon as practical this filing will be updated when that information is obtained and the review completed.

The statements are unaudited, but reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company's financial position and results of operations. All such adjustments are of a normal recurring nature.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS

                                      PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets - June 30, 2003 and December 31, 2002 (Unaudited) 3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002 and for the Period from December 31, 2001 (Date of Inception) through June 30, 2003 (Unaudited) 4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002 and for the Period from December 31, 2001 (Date of Inception) through June 30, 2003 (Unaudited) 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) 6

NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)






                                                                 June 30,          December 31,
                                                                     2003                  2002
------------------------------------------------------------------------------------------------
FIXED ASSETS
Goodwill                                                        18,485,213


CURRENT ASSETS
Cash                                                          $          -          $      8,809
Other assets                                                           156                   156
------------------------------------------------------------------------------------------------

Total Current Assets                                                   156                 8,965
------------------------------------------------------------------------------------------------

Total Assets                                                  $ 18,485,369          $      8,965
================================================================================================

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
Accounts payable                                              $  1,217,133          $    855,404
Related party payables                                             450,000               450,000
Accrued expenses                                                   294,778                22,778
------------------------------------------------------------------------------------------------

   Total Current Liabilities                                     1,961,911             1,328,182
------------------------------------------------------------------------------------------------

Stockholders' Deficit
Common stock, no par value; 50,000,000 shares
authorized; 17,771,472 shares issued and outstanding                17,771                10,069
Additional paid-in capital                                      18,801,796               213,523
Accumulated deficit                                             (2,296,109)           (1,542,809)
------------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                   16,523,458            (1,319,217)
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   $ 18,485,369          $      8,965
================================================================================================




See the accompanying notes to the condensed consolidated financial statements.

NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)






                                                                                     For the Period From
                                            For the                For the             December 31, 2001
                                         Three Months            Three Months        (Date of Inception)
                                        Ended June 30,          Ended June 30,         through June 30,
--------------------------------------------------------------------------------------------------------
                                             2003                   2002                     2003
--------------------------------------------------------------------------------------------------------

Revenue                                 $            -          $           -           $            -

Operating Expenses
Research and development                       150,000                225,000                1,257,000
Consulting expense                              42,000                 30,000                  173,000
General and administrative expenses             90,131                 71,171                  849,596
------------------------------------------------------------------------------------------------------

Total Operating Expenses                       282,131                326,171                2,279,596

Foreign Currency exchange
 gain (loss), net                                                                              (17,513)
-------------------------------------------------------------------------------------------------------

Net Loss                                $     (282,131)         $    (326,171)          $   (2,296,109)
=======================================================================================================

Basic and Diluted Loss Per Share        $        (0.01)         $       (0.04)
-----------------------------------------------------------------------------

Weighted Number of Shares
 Shares Outstanding                         17,771,472              9,000,000
-----------------------------------------------------------------------------




See the accompanying notes to the condensed consolidated financial statements.

NEURO BIOSCIENCE, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)






                                                                                                          For the Period From
                                                              For the                For the               December 31, 2001
                                                           Three Months           Three Months            (Date of Inception)
                                                           Ended June 30,         Ended June 30,           through June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                               2003                   2002                       2003
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net loss                                               $     (282,131)         $    (382,076)        $         (2,296,109)
Stock issued for services                                           -                      -                      100,000
Contributed officer's services                                      -                 30,000                      120,000
Warrants issued for services                                        -                      -                      110,762
Changes in current liabilities:
Accounts payable and accrued expenses                         282,131                127,333                    1,487,480
Related party payables                                              -                225,000                      450,000
-------------------------------------------------------------------------------------------------------------------------

Net Cash Used by Operating Activities                               0                    257                      (27,867)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Cash acquired in purchase of MPLS Corporation                       -                      -                       10,354
-------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Investing Activities                           -                      -                       10,354
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities                                -                      -                            -
-------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                                                 (257)                      17,513
-------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                0                      -                            -

Cash at Beginning of Period                                         0                      -                            -
-------------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                  $            -          $           -         $                  -
=========================================================================================================================

Non Cash Investing and Financing Activities
Common stock issued for receivable                     $            -          $         156         $                156




See the accompanying notes to the condensed consolidated financial statements.

                             NEURO BIOSCIENCE, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying unaudited condensed consolidated financial statements include the accounts of Neuro Bioscience, Inc. and its subsidiaries (the "Company"). These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's annual financial statements included in the Company's December 31, 2002 Annual Report on Form 10-KSB. In particular, the Company's significant accounting principles were presented as
Note 2 to the consolidated financial statements in that report. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

NOTE 2 - BUSINESS CONDITION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the period from December 31, 2001 (Date of inception) through June 30, 2003, the Company incurred a net loss and accumulated deficit of $2,296,109 the Company had not generated any revenues. These factors, among others, indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the carrying amount and classification of recorded assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain successful operations. The Company acquired a French corporation CLL Pharma SA during the quarter ended June 30, 2003, however, as of the current time, CLL Pharma SA have not provided any accounts to the Company and as such their results have not been incorporated in this filing. The Company expects to file an amended 10QSB/A when these numbers have been made available and every effort is being made by the Company to do this as timely as possible. The Company's management intends to raise additional financing through a public offering. There is no assurance that additional financing will be obtained.

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

On he 26th May, 2003, the Company issued 7,702,172 shares of common stock to the shareholders of CLL Pharma SA in exchange for 97% of the issued and outstanding share capital of CLL Pharma SA.

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

NOTE 5 - MERGER

On March 31, 2003, the Company entered into a merger agreement with CLL PHARMA SA ("CLL"), a French corporation that is developing generic drug products and drug delivery systems. As of the effective date of the merger, the Company will acquire up to 100% of CLL. The transaction closed on 26th May 2003, and 7,702,172 shares of common stock of Neuro Bioscience Inc were issued to shareholders of CLL for 97% of the issued share capital of CLL Pharma SA.

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

Neuro Bioscience of Utah has a wholly owned subsidiary in France known as CLL Pharma SA, a privately held chartered corporation in France which is 97% owned by Neuro Bioscience of Utah. The purpose of this subsidiary is the business of drug delivery and reformulation services.

By way of current general description, all operations and directions of the company are now vested in the board of directors of Neuro which fully oversees and directs the operations of its operating subsidiaries, Neuro Bioscience of Delaware, which in turn is the licensee of the six principal pharmaceutical products or processes currently under development by the company, and CLL Pharma SA. Neuro Bioscience of Britain, as a wholly owned subsidiary of Neuro Bioscience of Delaware, continues to provide on-site management and supervision of the implementation of the license rights and product development in Great Britain with the various licensors. Neuro Bioscience of Great Britain has one director and principal officer who is also a director and principal officer in Neuro Bioscience of Delaware and Neuro Bioscience, the public entity, thereby providing a direct line of responsibility and reporting as to the field activities of the company.

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

As presently constituted Neuro has 50,000,000 common shares authorized at $0.001 par value. There are no other classes or series of shares. Of the 17,771,472 common shares presently outstanding, approximately 16,702,172 shares are issued to 20 shareholders. These shareholders are primarily entities having a direct or indirect interest in the pharmaceutical products and procedures of the company and all of them are foreign corporations, principally located in Great Britain and France. Collectively, these shareholders now own 89.1% of the issued and outstanding shares of the company. Approximately 10% is held by prior principals and affiliates, who held shares prior to the merger , and the remaining 0.9% is held by the public.

In summary, Neuro is essentially controlled by the group of 20 principal shareholders located in the USA and Europe and should remain under their control for the foreseeable future.

Neuro presently does not have any stock rights or options authorized or issued. It would be anticipated, as part of the needs of the company to raise interim funding, some portion of the authorized but unissued shares will be issued in the future if these funding efforts are successful. No present agreement, offering or arrangement to place shares presently exits.

PRODUCTS AND MARKETS

Neuro is an emerging biotechnology company that is focused on the discovery, development delivery, reformulation and commercialization of drugs or procedures to treat diseases and disorders of the human central nervous system, generically "CNS" Drugs or processes and for other debilitating diseases. The Company has license and development rights to products targeted against Alzheimer's, Depression, Multiple Sclerosis, and Parkinson's Disease. The Company will seek to develop these products by entering into co-development, licensing and marketing agreements with pharmaceutical partners. The Company's subsidiary CLL PHARMA S.A. (CLL) is a drug delivery company utilizing its own proprietary oral drug delivery technologies to develop a pipeline of drugs internally and partnering with the world's leading pharmaceutical and biotechnology companies managing the lifecycles of established products. CLL has 70 international patents and brings an experienced R&D and regulatory department and has marketing and production agreements with many pharmaceutical companies. CLL currently has 54 marketing authorizations for the products in its portfolio. CLL PHARMA S.A. has five proprietary drug delivery platforms enabling effective delivery of medications by improving the solubility, stability and bioavailability of drug compounds:

.. MIDDS(r) -- Increases intestinal absorption of poorly soluble lipophilic active ingredients resulting in lower administered dosing, which will optimize efficacy and improve tolerance

.. CELDIS(r) -- Taste masking formulation technology applied to macrolide antibiotics

.. FASTORAL(r) -- Orodispersible tablet formulation which promotes compliant treatment

.. CELSOL(r) -- Formulation process where an insoluble active ingredient is made soluble in water.

.. CELATOM(r) -- Enhanced bioavailabilty formulation for insoluble drugs by atomization

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SECTION 1350)

(b) Reports on Form 8-K

On 9th June 2003, the Company filed a report on Form 8-K announcing the acquisition of CLL Pharma SA, this filing on form 8K is hereby incorporated by reference.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   By: /s/ Alan Bowen
                                    --------------------------------
                                    Mr.Alan Bowen
                                    President

DATE:  August 20, 2003             By: /s/ Lee Cole
                                    --------------------------------
                                    Mr. Lee Cole
                                    Chief Accounting Officer